Form 10-Q
period 1996-06-30
SUPERTEL HOSPITALITY INC
filed 1996-08-13
CIK 919640

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          - - - - - - - - - - - - - -
                                   FORM 10-Q
                          - - - - - - - - - - - - - -

     (Mark One)

     ( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1996.

                                       or

     (   ) Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.


Commission file number:        0-23536
                          ----------------

                           SUPERTEL HOSPITALITY, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                    47-0774097
            (State or other jurisdiction of    (I.R.S. Employer
            incorporation or organization)   Identification Number)



                              309 NORTH 5TH STREET
                            NORFOLK, NEBRASKA  68701
                    (Address of principal executive offices)
                       Telephone number:  (402)  371-2520

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days:

     Yes ( X )                                       No (  )

As of June 30, 1996, there were 4,840,000 common shares of the registrant outstanding.

                         PART I:  FINANCIAL INFORMATION

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets



                                                          June 30,    December 31,
                        Assets                              1996          1995
                                                         -----------  ------------
                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                              $ 1,155,509   $ 6,724,172
  Accounts receivable                                        792,170       622,498
  Prepaid expenses                                           733,926       231,564
  Recoverable income taxes                                         -       241,969
                                                         -----------   -----------
              Total current assets                         2,681,605     7,820,203
                                                         -----------   -----------
Property and equipment, at cost                           83,732,502    71,309,946
  Less accumulated depreciation                           13,733,238    12,888,707
                                                         -----------   -----------
              Net property and equipment                  69,999,264    58,421,239
                                                         -----------   -----------
Other assets:
  Intangible assets                                        1,270,825     1,213,698
  Deferred income taxes                                      123,513       333,700
  Other assets                                               143,311       138,681
                                                         -----------   -----------
              Total other assets                           1,537,649     1,686,079
                                                         -----------   -----------

                                                         $74,218,518   $67,927,521
                                                         ===========   ===========

                  Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                       $ 1,357,694   $ 1,433,186
  Accrued expenses:
    Real estate taxes                                      1,029,036       925,331
    Other                                                  1,626,702       922,649
                                                         -----------   -----------
              Total accrued expenses                       2,655,738     1,847,980
                                                         -----------   -----------
  Income taxes payable                                       277,206             -
  Current installments of long-term debt                   1,120,571     1,070,370
                                                         -----------   -----------
              Total current liabilities                    5,411,209     4,351,536
                                                         -----------   -----------
Long-term debt, excluding current installments            41,944,485    38,188,302
Stockholders' equity:
  Preferred stock, $1.00 par value.  Authorized
    1,000,000 shares; none issued                                  -             -
  Common stock, $0.01 par value.  Authorized 10,000,000
    shares; issued and outstanding 4,840,000 shares           48,400        48,400
  Additional paid-in capital                              18,346,529    18,346,529
  Retained earnings                                        8,467,895     6,992,754
                                                         -----------   -----------
              Total stockholders' equity                  26,862,824    25,387,683
                                                         -----------   -----------
Commitments and contingency
                                                         -----------   -----------

                                                         $74,218,518   $67,927,521
                                                         ===========   ===========

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                            Three months ended        Six months ended
                                                June 30,                June 30,
                                          ----------------------  ------------------------
                                             1996        1995        1996         1995
                                          ----------  ----------  -----------  -----------
Motel revenues:
  Lodging revenues                        $9,175,328  $8,112,963  $16,160,830  $14,336,866
  Other lodging activities                   293,964     288,263      565,781      537,600
                                          ----------  ----------  -----------  -----------
         Total motel revenues              9,469,292   8,401,226   16,726,611   14,874,466
                                          ----------  ----------  -----------  -----------
Direct operating expenses:
  Payroll and payroll taxes                2,206,649   1,913,787    4,087,251    3,588,503
  Royalties and advertising fund             604,555     530,042    1,060,798      932,641
  Other lodging                            2,490,147   2,087,871    4,625,664    3,980,898
                                          ----------  ----------  -----------  -----------
         Total lodging expense             5,301,351   4,531,700    9,773,713    8,502,042
  Other lodging activities                   217,786     195,726      411,346      375,818
  Depreciation and amortization              778,843     563,744    1,328,591    1,090,255
  General and administrative                 631,332     534,721    1,308,861    1,035,630
                                          ----------  ----------  -----------  -----------
         Total direct operating expenses   6,929,312   5,825,891   12,822,511   11,003,745
                                          ----------  ----------  -----------  -----------
         Operating income                  2,539,980   2,575,335    3,904,100    3,870,721
                                          ----------  ----------  -----------  -----------
Other expenses:
  Interest                                   765,216     603,369    1,439,549    1,171,682
  Miscellaneous                               24,998      28,994        5,983        3,170
                                          ----------  ----------  -----------  -----------
                                             790,214     632,363    1,445,532    1,174,852
                                          ----------  ----------  -----------  -----------
         Income before income taxes        1,749,766   1,942,972    2,458,568    2,695,869
Income tax expense (note 3)                  699,906     792,726      983,427    1,099,908
                                          ----------  ----------  -----------  -----------
         Net income                       $1,049,860  $1,150,246  $ 1,475,141  $ 1,595,961
                                          ==========  ==========  ===========  ===========

Net income per share                      $      .22  $      .24  $       .31  $       .33
                                          ==========  ==========  ===========  ===========

Weighted average shares outstanding        4,840,000   4,840,000    4,840,000    4,840,000
                                          ==========  ==========  ===========  ===========

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                                               Six months ended
                                                                                                    June 30,
                                                                                          -------------------------
                                                                                              1996          1995
                                                                                          -----------   -----------

Cash flows from operating activities:
  Net income                                                                              $ 1,475,141   $ 1,595,961
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                                                          1,245,601     1,012,132
      Amortization                                                                             82,990        78,123
      Loss on sale of property and equipment                                                   50,262        60,213
      Deferred income taxes                                                                   210,187       154,000
      (Increase) decrease in current assets:
        Accounts receivable                                                                  (169,672)     (254,553)
        Prepaid expenses                                                                     (502,362)     (526,167)
        Recoverable income taxes                                                              241,969       172,344
      Increase (decrease) in current liabilities:
        Accounts payable                                                                      (75,492)       350,510
        Accrued expenses                                                                      807,758        805,532
        Income taxes payable                                                                  277,206        400,004
                                                                                          -----------   ------------

             Net cash provided by operating activities                                      3,643,588      3,848,099
                                                                                          -----------   ------------

Cash flows from investing activities:
  Additions to property and equipment                                                     (12,880,684)    (8,559,258)
  Increase in intangibles and other assets                                                   (144,747)      (101,973)
  Proceeds from sale of property and equipment                                                  6,796        112,588
                                                                                          -----------   ------------

             Net cash used in investing activities                                        (13,018,635)    (8,548,643)
                                                                                          -----------   ------------

Cash flows from financing activities:
  Repayments on long-term debt                                                               (521,842)      (583,925)
  Proceeds from long-term debt                                                              4,328,226      3,239,866
  Repayments of notes payable to banks                                                              -       (70,200)
                                                                                          -----------   ------------
             Net cash provided by financing activities                                      3,806,384      2,585,741
                                                                                          -----------   ------------

Net decrease in cash and cash equivalents                                                  (5,568,663)    (2,114,803)

Cash and cash equivalents at beginning of period                                            6,724,172      2,601,747
                                                                                          -----------   ------------

Cash and cash equivalents at end of period                                                $ 1,155,509   $    486,944
                                                                                          ===========   ============

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)




(1)  Condensed Consolidated Financial Statements

     The condensed consolidated balance sheet as of June 30, 1996 and the condensed consolidated statements of income and cash flows for the three months and six months ended June 30, 1996 and 1995 have been prepared by Supertel Hospitality, Inc. (the "Company"), without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at June 30, 1996 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended December 31, 1995. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

(2)  Net Income Per Share

     For the three months and six months ended June 30, 1996 and 1995, the net income per share was calculated based on the weighted average number of common shares outstanding.

(3)  Income Taxes

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     The Company does not expect the effective tax rate or the components of income tax expense to cause variation from the expected statutory Federal and state income tax rates totaling 40 percent. A valuation allowance for deferred tax assets has not been provided since all tax benefits are expected to be used to offset future taxable income.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

  FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     Total motel revenues for the second quarter were $9,469,292, an increase of $1,068,066 or 12.7% over total revenues of $8,401,226 for the second quarter of 1995. Total motel revenues for the first six months were $16,726,611, an increase of $1,852,145 or 12.5% over the total revenues of $14,874,466 for the first six months of 1995. The increase for the second quarter was primarily due to an increase of $1,062,365 in revenues from lodging operations and $5,701 from other lodging activities (which consist of telephone and vending revenue). The increase for the first six months was primarily due to an increase of $1,823,964 in revenue from lodging operations and $28,181 from other lodging activities.

     The increase in revenues from lodging operations for the second quarter resulted primarily from renting 225,571 rooms in 1996 compared to 211,636 rooms in the second quarter of 1995, an increase of 13,935 or 6.6%. The increase in revenues from lodging operations for the first six months resulted primarily from renting 405,773 rooms in 1996 compared to 383,138 rooms rented in the first six months of 1995, an increase of 22,635 or 5.9%.

     The increase in rooms rented resulted from the acquisition of two properties with an aggregate of 109 rooms in the second quarter of 1996, a 35 room addition to a Nebraska property in June 1996, and the opening of five new properties in Texas. Two Texas properties with a total 182 rooms opened in the fourth quarter of 1995 and three Texas properties with 286 rooms opened in the second quarter of 1996. Revenues were also impacted by an increase in the average daily room rate in the second quarter of 1996. An average daily room rate of $41.98 was achieved compared to $39.70 for the second quarter of 1995 and increase of $2.28 or 5.7%. For the first six months, the average daily room rate was $41.22 in 1996 compared to $38.82 for the first six months of 1995, an increase of $2.40 or 6.2%.

     Revenue per available room for the second quarter of 1996 increased to $29.74 from $29.28, an increase of $.46 or 1.6%. Revenue per available room for the first six months of 1996 increased to $27.00 from $26.65, an increase of $.35 or 1.3%.

     Motel revenue was also impacted by changes in occupancy. Occupancy as a percentage of rooms available for the second quarter of 1996 decreased to 73.8% from 70.8% in the second quarter of 1995. The decrease in the occupancy percentage resulted primarily from the opening of two large properties in late 1995 in Plano and McKinney, Texas, and the opening of three large properties in the second quarter of 1996 in Denton, Grapevine and Wichita Falls, Texas. The initial occupancy rates at these larger properties were below expectations but have improved. The occupancy percentage in seasoned properties (those owned/opened over one year) decreased from 75.6% in the second quarter of 1995 to 72.9% in the second quarter of 1996. Occupancy decreased from 68.6% for the first six months of 1995 to 65.5% for the first six months of 1996. The occupancy percentage in seasoned properties decreased from 70.2% for the first six months 1995 to 67.0% for the first six months of 1996. Supertel's "seasoned" properties include three motels in Texas where occupancy has been below expectations and three properties where occupancy has dropped following room additions aggregating 72 rooms in 1996. Exclusive of the results from these six "seasoned" properties, occupancy for seasoned properties was 75.1% in the second quarter of 1996 compared to 75.2% in the same quarter of 1995 and 67.9% in the first half of 1996 compared to 69.6% in the first six months of 1995. Occupancy is seasonal. Occupancy is lowest in the first quarter, increases in the second, peaks in the third and then drops down again in the fourth quarter. The increases in revenue from other lodging activities resulted from the increase in the number of rooms rented.

     Lodging expenses for the second quarter of 1996 were $5,301,351 compared to $4,531,700 for the second quarter of 1995, an increase of $769,651 or 17.0%. Lodging expenses for the first six months of 1996 were $9,773,713 compared to $8,502,042 for the first six months 1995, an increase of $1,271,671 or 15.0%. The increase in lodging expenses was due primarily to the increase in the number of rooms available to rent and rooms rented. Lodging expenses as a percentage of motel revenues increased to 56.0% for the second quarter of 1996 from 53.9% in the second quarter of 1995. Lodging expenses as a percentage of motel revenues increased to 58.4% for the first six months of 1996 from 57.2% for the first six months of 1995. These increases are primarily due to operating costs increasing at a slightly higher rate than revenue increased.

     Depreciation and amortization expenses for the second quarter of 1996 were $778,843 compared to $563,744 for the second quarter of 1995, an increase of $215,099 or 38.2%. Depreciation and amortization expenses for the first six months of 1996 were $1,328,591 compared to $1,090,255 for the first six months of 1995, an increase of $238,336 or 21.9%. The higher level of depreciation is associated with newly constructed properties and is expected to have a similar impact on third and fourth quarter comparisons.

     General and administrative expenses for the second quarter of 1996 were $631,332 compared to $534,721 in the second quarter of 1995, an increase of $96,611 or 18.1%. General and administrative expenses as a percent of sales increased in the second quarter of 1996 to 6.7% from 6.4% of sales in the second quarter of 1995. General and administrative expenses for the first six months of 1996 were $1,308,861 compared to $1,035,630 for the first six months 1995, an increase of $273,231 or 26.4%. General and administrative expenses as a percent of sales increased in the first six months of 1996 to 7.8% from 7.0% of sales in the first six months of 1995. The increase in general and administrative expenses was due primarily to increased expenses associated with the Company's higher level of acquisition and development efforts as well as the expansion of staff to handle current and anticipated motel growth.

     Interest expense increased by $161,847 for the second quarter of 1996 from $603,369 for the second quarter of 1995 to $765,216 in 1996 or 26.8%. Interest expense increased by $267,867 for the first six months of 1996 from $1,171,682 in 1995 to $1,439,549 in 1996 or 22.9%. The increase was primarily due to the new borrowings for acquisitions and new constructions. Average bank borrowings for the second quarter of 1996 increased to $40,421,800 from $27,791,995 for the comparable period in 1995, an increase of $12,629,805 or 45.4%. Bank borrowings at June 30, 1996 were $43,065,056.

     As a result of the aforementioned operating factors and general business conditions, net income for the second quarter of 1996 from continuing operations was $1,049,860 or $.22 per share versus net income of $1,150,246 or $.24 per share for the corresponding period in 1995. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the second quarter of 1996, were $3,293,825, an increase of $183,740 or 5.9% over EBITDA of $3,110,085 for the second quarter of 1995.

     Net income for the six months of 1996 from continuing operations was $1,475,141 or $.31 per share versus net income of $1,595,961 or $.33 per share, for the corresponding period in 1995. EBITDA for the first six months of 1996 were $5,226,708, an increase of $268,902 or 5.4% over EBITDA of $4,957,806 for the first six months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Supertel's growth has been financed through a combination of cash provided from operations and long-term debt financing. Cash provided from operations was approximately $3,644,000 for the first six months of 1996 and $3,848,000 for the first six months of 1995. Supertel requires capital principally for the construction, acquisition and improvement of lodging facilities. Capital expenditures for such purposes were approximately $12,881,000 in the first six months of 1996 and approximately $8,559,000 in the first six months of 1995.

     Long-term debt (excluding current installments of long-term debt) was $41,944,485 at June 30, 1996 and $38,188,302 at December 31, 1995.
Supertel's current installments of long-term debt were $1,120,571 at June 30, 1996 and $1,070,370 at December 31, 1995. Supertel's loan agreements contain certain restrictions and covenants related to, among other things, minimum debt service, maximum debt per motel room, and maximum debt to tangible net worth. At June 30, 1996, Supertel was in compliance with these covenants.

     Supertel has increased its line of credit from $15,000,000 to $25,000,000 during the second quarter of 1996, with an outstanding balance of $17,743,879 (classified as long-term debt) at June 30, 1996.
Supertel's ratio of long-term debt (including current installments) to long-term debt and stockholders' equity was 61.6% at June 30, 1996, compared to 60.8% at December 31, 1995.

     Supertel previously reported its plan to construct/acquire approximately 400-600 motel rooms in 1996 with approximately $13,000,000 - $15,000,000 of capital funds necessary to finance such development.
During the first six months Supertel has acquired two motels, a 48-room property in Parsons, Kansas, and a 61-room property in Portage, Wisconsin; and opened three new motels in Texas which added 286 rooms. Supertel also completed the reconfiguration of its Bullhead City, Arizona property from 120 rooms to 76 rooms, which created larger but fewer rooms consistent with motels and casinos in the area. Supertel had 3,760 rooms in operation as of June 30, 1996 compared to 3,153 rooms in operation as of June 30, 1995, an increase of 607 rooms or 19.3%.

     Subsequent to June 30, 1996, Supertel has acquired four additional motels in Wisconsin, consisting of two existing Super 8 motels totaling 107 rooms and two Comfort Inn motels totaling 110-rooms. A new 116-room motel under construction in Bedford, Texas is expected to open in the third quarter of 1996.

     Supertel has revised its plan for the balance of 1996 and now intends to construct/acquire between 700 and 900 motel rooms in 1996 with approximately $13,000,000 - $27,000,000 of capital funds necessary to finance such development.

     In addition to planned development expenditures, Supertel has principal payments totaling $1,070,370 due under existing debt obligations during 1996. Supertel believes that a combination of cash flow from operations, borrowings available under its line of credit, securing new short- and long-term facilities and the ability to leverage three unencumbered properties will be sufficient to fund scheduled development and debt repayment.

                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     Supertel's annual meeting of stockholders was held on May 3, 1996. The stockholders elected four directors and ratified the appointment of independent public accountants. Voting on these matters was as follows:

     1.  ELECTION OF DIRECTORS.

                                       FOR           WITHHELD

         Paul Schulte..............  4,058,662        4,225
         Steve Borgmann............  5,058,662        4,225
         Joseph Caggiano...........  4,059,162        3,725
         Loren Steele..............  4,059,162        3,725


     2.  RATIFICATION OF THE APPOINTMENT OF KPMG PEAT MARWICK AS
         INDEPENDENT ACCOUNTANTS FOR FISCAL YEAR 1996:


         FOR....................4,039,123
         AGAINST................    3,540
         ABSTAIN................   20,224

Item 6.  Exhibits and Reports on Form 8-K.

     A.  Exhibits.

         10.1    Revolving Term Promissory Note and Loan Agreement
                 (modified and extended) dated May 28, 1996 between the Company and First Bank National Association

     B. Reports on Form 8-K. The Company did not file any reports on Form 8-K during the calendar quarter for which this report is filed.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             SUPERTEL HOSPITALITY, INC.

                                             /s/ Ronald L. Boettcher

                                             By:____________________________
                                             Ronald L. Boettcher
                                             Senior Vice President and
                                             Chief Financial Officer


DATED this ___ day of August, 1996.