Form 10-Q
period 1996-09-30
SUPERTEL HOSPITALITY INC
filed 1996-11-13
CIK 919640

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          - - - - - - - - - - - - - -
                                   FORM 10-Q
                          - - - - - - - - - - - - - -

 (Mark One)

     (x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1996.

                                       or

     ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.


Commission file number:  0-23536
                       -------------

                         SUPERTEL HOSPITALITY, INC.
           (Exact name of registrant as specified in its charter)



                 DELAWARE                                 47-0774097
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)



                              309 NORTH 5TH STREET
                            NORFOLK, NEBRASKA  68701
                    (Address of principal executive offices)
                       Telephone number:  (402) 371-2520

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days:

                      Yes (x)                   No  ( )


As of September 30, 1996, there were 4,840,000 common shares of the registrant outstanding.

                         PART I:  FINANCIAL INFORMATION

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets


                                                         September 30,  December 31,
               Assets                                        1996          1995
               ------                                        ----          ----
                                                         (Unaudited)
Current assets:
  Cash and cash equivalents                              $ 1,601,187   $ 6,724,172
  Accounts receivable                                      1,041,020       622,498
  Prepaid expenses                                           573,057       231,564
  Recoverable income taxes                                   143,251       241,969
                                                         -----------   -----------
           Total current assets                            3,358,515     7,820,203
                                                         -----------   -----------
Property and equipment, at cost                           95,050,635    71,309,946
  Less accumulated depreciation                           14,432,375    12,888,707
                                                         -----------   -----------
           Net property and equipment                     80,618,260    58,421,239
                                                         -----------   -----------
Other assets:
  Intangible assets                                        1,663,311     1,213,698
  Deferred income taxes                                       85,553       333,700
  Other assets                                               143,313       138,681
                                                         -----------   -----------
              Total other assets                           1,892,177     1,686,079
                                                         -----------   -----------

                                                         $85,868,952   $67,927,521
                                                         ===========   ===========

                  Liabilities and Stockholders' Equity
                  ------------------------------------
Current liabilities:
  Accounts payable                                       $ 1,336,093   $ 1,433,186

  Accrued expenses:
    Real estate taxes                                      1,183,512       925,331
    Other                                                  1,980,506       922,649
                                                         -----------   -----------
              Total accrued expenses                       3,164,018     1,847,980
                                                         -----------   -----------
  Current installments of long-term debt                   6,104,580     1,070,370
                                                         -----------   -----------
              Total current liabilities                   10,604,691     4,351,536
                                                         -----------   -----------
Long-term debt, excluding current installments            47,120,288    38,188,302
Stockholders' equity:
  Preferred stock, $1.00 par value.  Authorized
    1,000,000 shares; none issued                                  -             -
  Common stock, $0.01 par value.  Authorized 10,000,000
    shares; issued and outstanding 4,840,000 shares           48,400        48,400
  Additional paid-in capital                              18,346,529    18,346,529
  Retained earnings                                        9,749,044     6,992,754
                                                         -----------   -----------
              Total stockholders' equity                  28,143,973    25,387,683
                                                         -----------   -----------
Commitments and contingency
                                                         -----------   -----------

                                                         $85,868,952   $67,927,521
                                                         ===========   ===========


See accompanying notes to condensed consolidated financial statements.

                 SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Income
                                 (Unaudited)



                                             Three months ended       Nine months ended
                                               September 30,            September 30,
                                             ------------------       -----------------
                                             1996         1995        1996         1995
                                             ----         ----        ----         ----

Motel revenues:
  Lodging revenues                        $11,104,753  $8,749,137  $27,265,583  $23,086,003
  Other lodging activities                    337,386     300,419      903,167      838,019
                                          -----------  ----------  -----------  -----------

         Total motel revenues              11,442,139   9,049,556   28,168,750   23,924,022
                                          -----------  ----------  -----------  -----------
Direct operating expenses:
  Payroll and payroll taxes                 2,616,166   2,027,644    6,703,417    5,616,147
  Royalties and advertising fund              754,566     570,382    1,815,364    1,503,023
  Other lodging                             3,055,680   2,218,436    7,681,344    6,199,334
                                          -----------  ----------  -----------  -----------

         Total lodging expense              6,426,412   4,816,462   16,200,125   13,318,504

  Other lodging activities                    246,958     206,695      658,304      582,513
  Depreciation and amortization               875,299     570,311    2,203,890    1,660,566
  General and administrative                  738,843     607,151    2,047,704    1,642,781
                                          -----------  ----------  -----------  -----------

         Total direct operating expenses    8,287,512   6,200,619   21,110,023   17,204,364
                                          -----------  ----------  -----------  -----------

         Operating income                   3,154,627   2,848,937    7,058,727    6,719,658
                                          -----------  ----------  -----------  -----------
Other income (expense):
  Interest expense                         (1,018,911)   (577,952)  (2,458,460)  (1,749,634)
  Miscellaneous income/expense                   (463)     30,162       (6,446)      26,992
                                          -----------  ----------  -----------  -----------
                                           (1,019,374)   (547,790)  (2,464,906)  (1,722,642)
                                          -----------  ----------  -----------  -----------

         Income before income taxes         2,135,253   2,301,147    4,593,821    4,997,016

Income tax expense (note 3)                   854,104     898,898    1,837,531    1,998,806
                                          -----------  ----------  -----------  -----------

         Net income                       $ 1,281,149  $1,402,249  $ 2,756,290  $ 2,998,210
                                          ===========  ==========  ===========  ===========

Net income per share                      $       .26  $      .29  $       .57  $       .62
                                          ===========  ==========  ===========  ===========

Weighted average shares outstanding         4,840,000   4,840,000    4,840,000    4,840,000
                                          ===========  ==========  ===========  ===========



See accompanying notes to condensed consolidated financial statements.

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)



                                                           Nine months ended
                                                              September 30,
                                                           -----------------
                                                          1996             1995
                                                          ----             ----

Cash flows from operating activities:
  Net income                                           $  2,756,290     $  2,998,210
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                         2,042,246        1,542,537
     Amortization                                           161,644          118,029
     Loss on sale of property and equipment                  65,073           76,991
     Deferred income taxes                                  248,147          236,000
     (Increase) decrease in current assets:
       Accounts receivable                                 (418,522)        (375,799)
       Prepaid expenses                                    (341,493)        (286,164)
       Recoverable income taxes                              98,718          172,344
     Increase (decrease) in current liabilities:
       Accounts payable                                     (97,093)         377,051
       Accrued expenses                                   1,316,038          906,638
       Income taxes payable                                       -          358,787
                                                       ------------     ------------

            Net cash provided by operating activities     5,831,048        6,124,624
                                                       ------------     ------------

Cash flows from investing activities:
  Additions to property and equipment                   (24,319,967)     (12,974,129)
  Increase in intangibles and other assets                 (615,889)        (108,436)
  Proceeds from sale of property and equipment               15,627          132,616
                                                       ------------     ------------

            Net cash used in investing activities       (24,920,229)     (12,949,949)
                                                       ------------     ------------

Cash flows from financing activities:
  Repayments of long-term debt                            (822,388)      (17,958,738)
  Proceeds from long-term debt                           14,788,584       22,369,962
  Repayments of notes payable to banks                            -          (70,200)
                                                       ------------     ------------

            Net cash provided by financing activities    13,966,196        4,341,024
                                                       ------------     ------------

Net decrease in cash and cash equivalents                (5,122,985)      (2,484,301)

Cash and cash equivalents at beginning of period          6,724,172        2,601,747
                                                       ------------     ------------

Cash and cash equivalents at end of period             $  1,601,187     $    117,446
                                                       ============     ============



See accompanying notes to condensed consolidated financial statements.

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)





(1) Condensed Consolidated Financial Statements

    The condensed consolidated balance sheet as of September 30, 1996 and the condensed consolidated statements of income for the three months and nine months ended September 30, 1996 and 1995 and condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by Supertel Hospitality, Inc. (the "Company"), without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at September 30, 1996 and for all periods presented.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial state-ments and notes thereto included in the Company's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

(2) Net Income Per Share

    For the three months and nine months ended September 30, 1996 and 1995, the net income per share was calculated based on the weighted average number of common shares outstanding.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                       OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

  FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

     Total motel revenues for the third quarter were $11,442,139, an increase of $2,392,583, or 26.4%, over total revenues of $9,049,556 for the third quarter of 1995. Total motel revenues for the first nine months were $28,168,750, an increase of $4,244,728, or 17.7%, over the total revenues of $23,924,022 for the first nine months of 1995. The increase for the third quarter was primarily due to an increase of $2,355,616 in revenue from lodging operations and $36,967 from other lodging activities (which consist of telephone and vending revenue). The increase for the first nine months was primarily due to an increase of $4,179,580 in revenue from lodging operations and $65,148 from other lodging activities.

     The increase in revenues from lodging operations for the third quarter resulted primarily from renting 267,308 rooms in 1996 compared to 225,859 rooms rented in third quarter of 1995, an increase of 41,449, or 18.4%. Rooms available in the third quarter of 1996 were 374,572, an increase of 88,303, or 30.8%, over rooms available of 286,269 in the third quarter of 1995. The increase in revenues from lodging operations for the first nine months resulted primarily from renting 673,081 rooms in 1996 compared to 608,997 rooms rented
in the first nine months of 1995, an increase of 64,084, or 10.5%.   Rooms
available for the first nine months of 1996 were 993,978, an increase of 149,540, or 17.7%, over rooms available of 844,438 for the first nine months of 1995.

     The increase in rooms available during 1996 resulted from the opening of the 14-room addition to Marshall, Missouri property in February 1996, the acquisition of a 48-room existing property in Parsons, Kansas in the first quarter 1996, the acquisition of a 61-room existing property in Portage, Wisconsin in the second quarter of 1996, a 35-room addition to a Nebraska property in the second quarter 1996, the opening of three large Texas properties with 286 rooms in the second quarter 1996, the completion of reconfiguring the Bullhead City, Arizona property from 120 rooms to 76 rooms (56 rooms available at December 31, 1995), the opening of a new 116-room Super 8 motel in Bedford, Texas in the third quarter 1996 and the acquisition of five properties in Wisconsin consisting of three existing Super 8 motels totaling 171 rooms and two Comfort Inn motels totaling 110 rooms in the third quarter 1996. The company's room count was 4,157 at the end of the third quarter 1996, a net increase of 862 rooms, or 26.2%, over the room count of 3,295 rooms at December 31, 1995.

     Revenues were impacted by an increase in the average daily room rate in the third quarter of 1996. An average daily room rate of $42.81 was achieved compared to $40.07 for the third quarter of 1995, an increase of $2.74, or 6.8%. For the first nine months, the average daily room rate was $41.85 in 1996 compared to $39.28 for the first nine months of 1995, an increase of $2.57, or 6.5%.

     Revenues per available room for the third quarter 1996 decreased from $31.61 for the third quarter 1995 to $30.55, a decrease of $1.06, or 3.4%. Revenue per available room for the first nine months of 1996 increased to $28.34 from $28.33.

     Motel revenue was also impacted by changes in occupancy. Occupancy as a percentage of rooms available decreased from 78.9% in the third quarter of 1995 to 71.4% in the third quarter 1996. The decrease in the occupancy percentage resulted primarily from the opening of two large properties in late 1995 in Plano and McKinney, Texas, the opening of three large properties in the second quarter of 1996 in Denton, Grapevine and Wichita Falls, Texas and the opening of a large property in Bedford, Texas in the third quarter 1996. The initial occupancy rates at these larger properties were below expectations but have improved. The occupancy percentage in seasoned properties (those owned/opened over one year) decreased from 79.0% in the third quarter of 1995 to 75.6% in the third quarter of 1996. Total occupancy decreased from 72.1% for the first nine months of 1995 to 67.7% for the first nine months of 1996. The occupancy percentage in seasoned properties decreased from 73.3% for the first nine months of 1995 to 69.7% for the first nine months of 1996. Supertel's "seasoned" properties included three motels in Texas where occupancy has been below expectations and three properties where occupancy has dropped following room additions aggregating 72 rooms in 1996. Occupancy is seasonal and is lowest in the first quarter, increases in the second, peaks in the third and then drops down again in the fourth quarter. The increases in revenue from other lodging activities resulted from the increase in the number of rooms rented.

     Lodging expenses for the third quarter 1996 were $6,426,412 compared to $4,816,462 for the third quarter of 1995, an increase of $1,609,950, or 33.4%. Lodging expenses for the first nine months of 1996 were $16,200,125 compared to $13,318,504 for the first nine months of 1995, an increase of $2,881,621, or 21.6%. The increase in lodging expenses was due primarily to the increase in the number of rooms available to rent and rooms rented. Lodging expenses as a percentage of lodging revenues increased from 55.1% for the third quarter of 1995 to 57.9% in the third quarter of 1996. Lodging expenses as a percentage of lodging revenues increased from 57.7% for the first nine months of 1995 to 59.4% in the first nine months of 1996. The increase in expenses for the third quarter and the first nine months resulted from increased expenses incurred in connection with the properties acquired/opened in the fourth quarter 1995 and first nine months of 1996. The increase in lodging expense as a percentage of lodging revenues was impacted by the decrease in occupancy which resulted in lower total revenue to cover the fixed costs for both the quarter and nine-month period.

     Depreciation and amortization expenses for the third quarter of 1996 were $875,299 compared to $570,311 for the third quarter of 1995, an increase of $304,988, or 53.5%. Depreciation and amortization expenses for the first nine months of 1996 were $2,203,890 compared to $1,660,566, an increase of $543,324, or 32.7%. This increase was primarily due to an increase in the number of motel properties. General and administrative expenses for the third quarter of 1996 (which includes the write-off of $49,415 of costs associated with a land acquisition for a motel site in Dallas, Texas which was not completed) were $738,843 compared to $607,151 in the third quarter of 1995, an increase of $131,692, or 21.7%. General and administrative expenses as a percent of motel revenue decreased in the third quarter of 1996 to 6.5% from 6.7% of motel revenue in the third quarter of 1995. General and administrative expenses for the first nine months of 1996 were $2,047,704 compared to $1,642,781 for the first nine months of 1995, an increase of $404,923, or 24.6%. General and administrative expenses as a percent of motel revenue increased in the first nine months of 1996 to 7.3% from 6.9% of motel revenue in the first nine months of 1995. The increase in general and administrative expenses was due primarily to increased expenses associated with Supertel's higher level of acquisition and development efforts, the write-off of the land acquisition cost mentioned previously, marketing and sales efforts in Texas, as well as the expansion of staff to handle current and anticipated motel growth. The increase in general and administrative expenses as a percent of motel revenue was also impacted unfavorably by the decrease in occupancy which resulted in lower total revenue to cover the fixed costs for both the quarter and nine-month period.

     Interest expense increased by $440,959 for the third quarter of 1996 from $577,952 for the third quarter of 1995 to $1,018,911 in 1996, or 76.3%.
Interest expense increased by $708,826 for the first nine months of 1996 from $1,749,634 in 1995 to $2,458,460 in 1996, or 40.5%. The increase was primarily due to the new borrowings for acquisitions and new construction. Average bank borrowings for the third quarter of 1996 increased to $51,252,580 from $28,306,037 for the comparable period in 1995, an increase of $22,946,543, or 81.1%. Bank borrowings at September 30, 1996 were $53,224,868.

     As a result of the aforementioned operating factors and general business conditions, net income for the third quarter of 1996 from continuing operations was $1,281,149, or $.26 per share, versus net income of $1,402,249, or $.29 per share, for the corresponding period in 1995, a 8.6% decrease.

     Net income for the nine months of 1996 from continuing operations was $2,756,290, or $.57 per share, versus net income of $2,998,210, or $.62 per share, for the corresponding period of 1995, a 8.1% decrease. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the third quarter of 1996, were $4,029,463, an increase of $580,053, or 16.8%, over EBITDA of $3,449,410 for the third quarter of 1995. EBITDA for the first nine months of 1996 were $9,256,171, an increase of $848,955, or 10.1%, over EBITDA of $8,407,216 for the first nine months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Supertel's growth has been financed through a combination of cash provided from operations and long-term debt financing. Cash provided from operations was approximately $5,831,000 for the first nine months of 1996 and $6,125,000 for the first nine months of 1995. Supertel required capital principally for the construction, acquisition and improvement of lodging facilities. Capital expenditures for such purposes were approximately $24,320,000 in the first nine months of 1996 and approximately $12,974,000 in the first nine months of 1995.

     Long-term debt (excluding current installments of long-term debt) was $47,120,288 at September 30, 1996 and $38,188,302 at December 31, 1995.
Supertel's current installments of long-term debt were $6,104,580 at September 30, 1996 (approximately $277,000 due during the fourth quarter) and $1,070,370 at December 31, 1995. Supertel's loan agreements contain certain restrictions and covenants related to, among other things, minimum debt service, maximum debt per motel room and maximum debt-to-tangible net worth. At September 30, 1996, Supertel was in compliance with these covenants.

     Supertel increased its line of credit from $15,000,000 to $25,000,000 during the second quarter of 1996. The outstanding balance of $23,204,237 was classified as long-term debt at September 30, 1996. Supertel secured a $7,000,000 short-term loan in the third quarter, from a major bank, to fund acquisitions/construction activities during the second half of 1996. The outstanding balance at September 30, 1996 was $5,000,000 (classified as
short-term debt).  The loan is due February 28, 1997.   Supertel's ratio of
long-term debt (including current installments) to long-term debt and stockholders' equity was 65.4% at September 30, 1996, compared to 60.8% at December 31, 1995.

     Supertel, early in the year, reported its plan to construct/acquire approximately 400 - 600 motel rooms in 1996 with approximately $13,000,000 - $15,000,000 of capital funds necessary to finance such development. During the first nine months of 1996, Supertel added a net of 862 rooms and expended approximately $24,320,000 of capital funds for such development.

     Supertel currently has two Wingate motels under construction in Texas, one located in the Las Colinas area of Irving, Texas, and the other in Houston, Texas located near the Intercontinental Airport. Both properties will consist of 101 rooms. One is expected to open in the first quarter of 1997 and the other in the second quarter.

     In addition to planned development expenditures, Supertel had principal payments totaling $1,070,370 due under existing debt obligations during 1996. Supertel believes that a combination of cash flow from operations, borrowings available under its lines of credit, securing new short- and long-term facilities and the ability to leverage four unencumbered existing properties and the two properties under construction will be sufficient to fund scheduled development and debt repayment, including the $5,000,000 classified as short-term debt.

                          PART II - OTHER INFORMATION




Item 6. Exhibits and Reports on Form 8-K.


     A. Exhibits.

        None.


     B. Reports on Form 8-K. The Company did not file any reports on Form 8-K during the calendar quarter for which this report is filed.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               SUPERTEL HOSPITALITY, INC.




                                               By: /s/ Ronald L. Boettcher
                                                  --------------------------
                                                  Ronald L. Boettcher
                                                  Senior Vice President and
                                                  Chief Financial Officer



DATED this 4th day of November 1996.