Form 10-K405
period 1996-12-31
SUPERTEL HOSPITALITY INC
filed 1997-03-31
CIK 919640

                                                        Total Pages:
                                                        Exhibit Index on Page:

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                 ______________

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NO. 0-23536

                                ________________

                           SUPERTEL HOSPITALITY, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  47-0774097
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
       incorporation of organization)

        309 NORTH 5TH STREET
         NORFOLK, NEBRASKA                                       68701
  (Address of principal executive offices)                     (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (402) 371-2520

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                                ________________

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                   ----     ------

  The number of shares of common stock outstanding as of March 14, 1997 was 4,840,000 shares. The aggregate market value of the common stock held by non-affiliates of the registrant as of March 14, 1997 was $34,818,000.


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
                             ----

  Documents incorporated by reference include portions of the Company's Annual Report to Stockholders for the year ended December 31, 1996 ("1996 Annual Report") incorporated by reference into Parts I and II, and portions of the Company's Proxy Statement for the May 2, 1997 Annual Stockholders' Meeting ("1997 Proxy Statement") incorporated by reference in Part III.
================================================================================

                                     PART I
ITEM 1.  BUSINESS.

General

  Supertel is one of the largest franchisees of Super 8 motels based on the number of motels owned and total rooms rented. The Company develops, acquires, constructs and operates economy-class motels as a franchisee of Super 8 Motels, Inc. and at February 1, 1997 owned 56 Super 8 motels located primarily in Nebraska, Kansas, Iowa Missouri and Texas. Supertel is one of the few multiple-location franchisees of Super 8 motels that both owns and operates motels. Supertel also owned two Comfort Inn motels and one River Valley Suites motel at February 1, 1997 and held rights to develop five Wingate Inns in the Dallas/Ft. Worth and Houston areas.

  Current Operations. Supertel is a vertically-integrated motel construction, development and operations company that (i) identifies potential sites for the construction of new motels and analyzes existing motels that are available for acquisition, (ii) develops and constructs new motel properties and renovates existing motels it acquires and (iii) manages its own motel properties.
Certain historical information concerning Supertel's operations is set forth in the following table.

    YEAR-END INFORMATION             1992               1993              1994              1995              1996
------------------------------------------------------------------------------------------------------------------------
Number of Motels                             34                36                41                48                 59
------------------------------------------------------------------------------------------------------------------------
Total Rooms Rented                      563,418           603,367           667,545           793,151            903,643
------------------------------------------------------------------------------------------------------------------------
Motel Revenues                      $19,337,000       $21,603,000       $25,161,000       $31,362,000        $37,832,388
------------------------------------------------------------------------------------------------------------------------
ProForma Net Income After
Taxes                                $1,386,000        $2,142,000        $3,077,000        $3,624,000         $3,371,247
------------------------------------------------------------------------------------------------------------------------
Average Occupancy Rate                    70.0%             70.5%             69.4%             69.6%              65.7%
------------------------------------------------------------------------------------------------------------------------
Average Room Rate (1)                    $34.32            $35.80            $37.69            $39.54             $41.87
------------------------------------------------------------------------------------------------------------------------


  (1)  Includes telephone and vending revenues.

  History. Paul J. Schulte and Steve H. Borgmann developed their first Super 8 motel as a franchisee of Super 8 Motels, Inc. in 1978. From 1978 through October 1990, Messrs. Schulte and Borgmann developed by acquisition or construction an additional 26 motels in the states of Nebraska, Iowa, Missouri, Kansas and Arizona through a series of limited partnerships and corporations. These various entities were combined into Spartan "8" Limited Partnership ("Spartan") in October 1990. Messrs. Schulte and Borgmann continued as the general partners of Spartan which acquired or developed nine additional motel properties in Nebraska, Kansas, Missouri and Arkansas between October 1990 and February 1994.

  Simplex, Inc. ("Simplex") has been involved in the motel management business for Spartan and its predecessors since 1980. Motel Developers, Inc. ("MDI") or its predecessors have acted as a general contractor for motel properties developed by Messrs. Schulte and Borgmann since 1977. Supertel was organized in December 1993 to act as the successor to businesses operated by Spartan, MDI and Simplex, at which time Simplex and MDI became wholly-owned subsidiaries of Supertel. Supertel completed an initial public offering in April 1994. Spartan, MDI and Simplex are sometimes referred to as the "Predecessor Companies". The narrative description and financial information herein have been prepared as if Supertel owned and operated the properties throughout the periods described herein.

Lodging Industry Overview

  The lodging industry can be divided into four broad segments based on price and chain affiliation. These segments are: upscale, midscale, economy, and small chains or independent motels. Each of the first three categories are further divided into two subcategories based on price: upper and lower. Super 8 motels are in the lower economy segment, together with Motel 6, Budgetel, Ramada Limited, EconoLodge, Roadway Inn, Sleep Inn and others. Wingate Inns are in the upper midscale segment, together with Hampton Inns and Courtyard by Marriott.

  Lower economy-class motels appeal to family, senior citizen and business travelers seeking comfortable lodging at low cost. Supertel believes the geographic location and cost structure of its economy motels results in higher margins than are obtained in other segments of the lodging industry. Upper mid-scale hotels appeal to the business traveler looking for extended benefits.

  The following table illustrates certain comparative information regarding average occupancy and daily rates:

                                              Average Occupancy Rates                Average Daily Rate(3)
                                            ---------------------------           -------------------------
                                            1994       1995       1996            1994      1995       1996
                                             ----       ----       ----           ----      ----       ----
Industry-wide(1).........................   65.2%     65.5%         65.7%        $63.63       $67.34    $71.66
Lower economy segment(1)...........         62.1       62.9         62.0          33.49        34.86     36.49
All Super 8 motels(2)...................    65.9       65.0         64.6          38.23        38.87     40.04
Supertel-owned motels..................     69.4       69.6         65.7          36.32        38.16     40.51

(1)      Source: Smith Travel Accommodation Reports.
(2)      Source: Super 8 Motels, Inc.
(3)      Average daily rate excludes telephone and vending revenues.

Motel Operations

         Supertel's Super 8 motels are economy lodging facilities containing between 40 and 135 guest rooms. The guest rooms contain between 220 and 290 square feet of space and are furnished with either king or queen size or two double beds, dresser, table and chairs or recliner and a remote controlled color television (frequently with cable or satellite hook ups). The motels provide continental breakfasts, wake up calls and 24-hour desk service. The typical motel is of an English-tudor style design and is located near restaurants operated by third parties.

         Supertel's personnel have extensive experience in conducting site selection. Site selection typically consists of reviewing area demographics, conducting market research and comparing the proposed site to other potential expansion locations. The Company acts as its own general contractor in constructing Super 8 motels. In the conduct of general contractor duties, Supertel's personnel purchase building materials and award contracts for plumbing, concrete, concrete finishing, electrical, heating and air conditioning, carpentry, finish carpentry and specialized equipment such as computer equipment and telephone equipment.

         Each of Supertel's 59 motels has an on-site manager. The manager is generally a resident of the local community. Supertel management is in daily contact with each motel manager. Supertel's motels with 80 or fewer rooms employ an average of 12 housekeeping and maintenance employees and its motels with more than 80 rooms employ an average of 16 housekeeping and maintenance employees.

         Supertel's training personnel conducts training of all motel staff members including motel managers, motel desk clerks and motel housekeepers. Supertel's employee training emphasizes its guest safety programs which include room key control, outside lighting and security cameras for monitoring motel premises.

Customers and Marketing

         During 1996, the Company rented 903,643 rooms. Over 53% of its guests were members of the VIP Club, a popular guest program developed by Super 8 Motels, Inc. The members of the VIP Club receive room discounts upon presentation of their club card at check-in and check cashing privileges in addition to other benefits. Supertel's marketing efforts include VIP Club enrollment drives and VIP enrollment contests among desk clerks.

         Supertel's marketing efforts also include negotiating and renewing billboards and developing and renewing yellow page advertising. Specific on-site marketing sales programs for individual motels are implemented and planned by Company personnel. In addition, Supertel participates in various community campaigns in support of the local area at each motel location.

Service and Quality Assurance

         Supertel believes it ranks among the best Super 8 motels for quality and service. Super 8 Motels, Inc. conducts surveys of guests of Super 8 motels through the use of in-room guest comment cards. Guests are requested to complete and mail the self-addressed cards to Super 8 Motels, Inc. following a stay in a Super 8 motel. The comment card covers nine areas: appearance, room cleanliness, room comfort, room furnishings, bathroom, price value perception, employee friendliness, employee efficiency and employee response. The following chart reflects the average guest responses on the Super 8 surveys, which use a scale of 1.00 to 4.00 with the best score being 1.00.

                                                1994         1995          1996
                                                ----         ----          ----
All Super 8 motels .................            1.43         1.43          1.34

Supertel-owned motels ..............            1.16         1.17          1.15

         Super 8 Motels, Inc. also conducts four unannounced inspections of each motel per year, one each quarter. The inspection scores shown below are the average for the year. A score of 0 to 50 is graded as excellent, 51 to 300 is graded good, 301 to 500 is graded average and above 500 is graded unacceptable.


                                                 1994         1995          1996
                                                 ----         ----          ----
All Super 8 motels .................             201           173          187
Supertel-owned motels (all motels)..              50           52            61
Supertel-owned motels (properties
  owned/opened more than one year)..              50           38            61

MOTEL PROPERTIES

         Certain information for the 59 motels owned by Supertel at February 1, 1997 is set forth below. All motels are Super 8 motels except as noted.

Location                              Date Opened                 Rooms in Motel
--------                              -----------                 --------------
Nebraska
--------

         Columbus                     12/31/81                           64
         O'Neill                      7/30/82                            53
         Omaha                        2/18/83                           116
         Lincoln                      purchased 8/1/83                   61
         Lincoln                      10/29/83                          135
         Omaha                        5/23/86                            74
         Wayne                        6/8/92                             41
         Omaha                        12/29/93                          102
         Norfolk                      purchased 11/2/94                  66

Iowa
----

         Creston                      9/19/78                            83
         Keokuk                       2/2/85                             62
         Iowa City                    12/21/85                           87
         Oskaloosa                    12/31/85                           51
         Burlington                   12/30/86                           63
         Clinton                      1/25/88                            63
         Mt. Pleasant                 8/29/88                            55
         Pella                        3/15/90                            41
         Storm Lake                   10/11/90                           59
         Muscatine                    purchased 1/4/95                   63
         Ft. Madison                  purchased 1/4/95                   42

Kansas
------

         Hays                         5/31/87                            78
         Pittsburg                    8/14/87                            64
         Manhattan                    11/23/87                           87
         Wichita                      2/17/89                           120
         Lenexa                       12/22/89                          101
         Garden City                  purchased 6/1/91                   61
         El Dorado                    1/16/92                            49
         Wichita                      purchased 11/7/94                  60
         Parsons                      purchased 3/15/96                  48


Location                             Date Opened             Rooms in Motel
--------                             -----------             --------------
Missouri
--------

         Kirksville                   8/28/86                     64
         Sedalia                      3/6/87                      87
         Moberly                      purchased 8/1/87            60
         Marshall                     5/6/88                      54
         Kingdom City                 6/6/89                      62
         West Plains                  11/5/90                     49
         Jefferson City               7/2/91                      80

Texas
-----

         College Station              6/21/94                     90
         Waco                         6/21/94                     78
         Irving                       2/10/95                    104
         Plano                        10/3/95                    102
         McKinney                     12/21/95                    80
         Denton                       4/11/96                     80
         Wichita Falls                6/4/96                     104
         Grapevine                    6/4/96                     102
         Bedford                      8/15/96                    114

South Dakota
------------

         Watertown                    purchased 7/15/94           58

Illinois
--------

         Macomb                       purchased 1/17/95           41
         Jacksonville                 purchased 3/22/95           43

Arkansas
--------

         Russellville                 3/21/91                     63
         Mountain Home                4/13/92                     41
         Batesville                   10/6/92                     49
         Fayetteville                 5/17/93                     84

Location                                  Date Opened             Rooms in Motel
--------                                  -----------             --------------
Arizona
-------

         Bullhead City                     4/28/84                      76

Wisconsin
---------

         Portage                           purchased 6/13/96            61
         Antigo                            purchased 7/2/96             52
         Shawano                           purchased 7/2/96             55
         Minocqua (Comfort Inn)            purchased 7/2/96             51
         Sheboygan (Comfort Inn)           purchased 7/30/96            59
         Tomah                             purchased 8/14/96            64
                                                                     -----
                                                                     4,156


Relationship with Super 8 Motels, Inc.

         Supertel's motel properties are each operated pursuant to a franchise agreement with Super 8 Motels, Inc. Super 8 Motels, Inc., with corporate offices located in Aberdeen, South Dakota, is a subsidiary of Hospitality Franchise Systems, Inc., a publicly-owned franchisor of hotels and motels, including Days Inn, Howard Johnson, Knights Inn, Ramada, Travelodge, Villager Lodge, Wingate Inn and Super 8. There were 1,492 Super 8 motels operating as of December 31, 1996.

         Benefits to Supertel. Supertel's franchisee relationship allows the use of the nationally recognized service mark "Super 8" in its motel operations. Super 8 Motels, Inc. conducts national print and media advertising promoting the service mark and Super 8 motels. Quality and consistency among Super 8 motels is monitored by Super 8 Motels, Inc. through four unannounced annual inspections of each Super 8 motel for compliance with facility and service standards. Super 8 Motels, Inc. also assists franchisees in advertising, design and development, market research and trade show participation.

         Super 8 Motels, Inc. operates a 24-hour reservation system. Travelers can use an 800 telephone number through the reservation system to reserve rooms nationwide at Super 8 motels. In addition to the reservation service, an international directory of Super 8 motels is published twice annually and Super 8 Motels, Inc. prepares and delivers a special directory for tour groups to travel agencies.

         Members of Super 8 Motels, Inc.'s VIP Club program rented over 53% of Supertel's motel rooms during 1996. The 4,331,412 members of the VIP Club receive room rate discounts upon presentation of their club card at check-in and check cashing privileges in addition to other benefits. Super 8 guarantees any losses that Supertel may incur from checks written by VIP Club cardholders.

         Super 8 Motels, Inc. provides Supertel with a central source for purchasing of items used in the motel operations. The Company believes that volume purchasing from a central source results in overall lower purchase costs. As a franchisee of Super 8 Motels, Inc., Supertel also receives rebates on long distance telephone charges and premium television charges through its relationship with the franchisor.

         Franchise Agreements. Supertel pays a monthly franchise fee ranging from 4% to 7% of each motel's gross receipts from room revenues of which 1% to 3% is contributed to an advertising fund administered by Super 8 Motels, Inc. to finance its national advertising program. Supertel has also agreed to contribute an additional 1% of gross receipts through December 31, 1997 for a national media fund. An initial franchise fee of $20,000 is required upon the execution of a franchise agreement for a new location.

         Super 8 Motels, Inc. has agreed not to franchise additional Super 8 motels within a specific radius (which varies from five to thirty miles depending upon the location) of each motel. Each franchise agreement has a twenty year term. Super 8 Motels, Inc. has the right to terminate a franchise agreement, subject to the Supertel's right to correct the condition giving rise to the right to terminate, if Supertel violates the agreement, becomes insolvent, or permits an attachment or execution to be levied on the subject motel.

         Supertel may own and operate motels not subject to a franchise agreement with Super 8 Motels, Inc. In addition, in the event a franchise agreement with respect to a motel is not renewed or is terminated, Supertel may operate such motel independently or pursuant to an agreement with another franchisor while continuing to operate its other motels under franchise agreements with Super 8 Motels, Inc.

         Area Development Rights. Super 8 Motels, Inc. has granted Supertel exclusive rights to develop motels within the city limits of Omaha, Nebraska and in a portion of the Kansas City metropolitan area located in Kansas. Supertel and Super 8 Motels, Inc. are parties to a territorial development agreement under which Supertel has the exclusive right to develop Super 8 motels in the Dallas/Ft. Worth metropolitan area. The territorial development agreement expires December 31, 1997.


Relationship With Wingate Inns, L.P.

         Supertel signed an agreement with Wingate Inns, L.P. in December 1995 which provides rights for Supertel to develop five Wingate Inns in the Dallas/Ft. Worth and Houston metropolitan areas through June 30, 1998. Wingate Inns, L.P. is an affiliate of Hospitality Franchise Systems, Inc., a publicly-held corporation. Super 8 Motels, Inc. is also an affiliate of Hospitality Franchise Systems, Inc.

         Wingate Inns is a limited service hotel chain which features comfortable suite-like rooms focused on business travelers. Wingate Inns hotels are in the upper mid-scale segment of the lodging industry. See "Business - Lodging Industry Overview". Supertel will pay a monthly franchise fee of 8.5% of each Wingate Inns gross receipts from room revenues, of which 4% will be contributed to an advertising fund administered by Wingate Inns, L.P.
A minimum initial franchise fee of $35,000 is required upon the execution of a franchise agreement for a new location, with an additional initial fee of $350 for each room in excess of 100 rooms at the location. Subject to certain conditions,

Wingate Inns, L.P. will advance $250,000 to Supertel for each new Wingate Inn; one-fifteenth of the advance will be forgiven without payment annually following the motel opening if Supertel complies with the terms of the franchise agreement.

Competition

         There is significant competition in the lodging industry. There are numerous lodging chains that operate on a national or regional basis, as well as other motels, motor inns and independent lodging establishments throughout the United States. Many of the Company's competitors have recognized trade names, greater resources and longer operating histories than the Company. Supertel's motels also compete directly with other economy motel chains that employ concepts similar to Super 8 motels and compete for the same type of cost-conscious traveler. The number of available rooms in these economy motels has grown rapidly.

Government Regulation

         Supertel is subject to various federal, state and local laws, regulations and administrative practices affecting its business. Supertel's motel facilities must comply with regulations related to health, sanitation and safety standards, equal employment, minimum wages, building codes and zoning ordinances and licenses to operate motel facilities. Supertel believes it is in substantial compliance with all such regulations.

Environmental Matters

         Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. The cost of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral.

         Supertel believes that the motel properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters.

Insurance

         Supertel has insurance for risks such as fire, personal injury and property damage claims in connection with the operation of the motels as its management deems appropriate and in accordance with prudent risk management, taking into consideration the availability and cost thereof. The motels are insured for other risks, such as business interruption insurance covering six months of each motel's revenues, in amounts deemed adequate by Supertel.

Employees

           As of December 31, 1996 Supertel had 1,057 employees. The corporate staff consisted of 57 employees involved in development/construction, operations/training, and purchasing and accounting. The motel-level employees included 68 managers and assistant managers/relief managers, 394 desk clerks, 481 housekeepers and shuttle drivers, 48 maintenance employees, and 9 construction employees. Approximately 46% of the desk clerks and housekeepers are part-time employees. The number of Supertel employees varied during 1996 from a low of 877 employees to a high of 1,303 employees due to the seasonal nature of the motel business and the addition of motels during the year. None of the employees is covered by a collective bargaining agreement. Supertel considers its relations with employees to be good.

Financial Information about Foreign Operations and Export Sales

         Supertel has no foreign locations or export sales.

Executive Officers of Supertel

         The executive officers of Supertel at February 28, 1997 are listed below, together with their ages and all Company positions and offices held by them.

         Name                     Age                       Position
         ----                     ---                       --------
Paul J. Schulte                   63               Director, President and Treasurer

Steve H. Borgmann                 51               Director, Executive Vice
                                                     President and Chief Operating Officer

Richard L. Herink                 43               Director, Executive Vice President

Troy Beatty                       32               Senior Vice President and Chief
                                                     Financial Officer

         Paul Schulte founded a predecessor of Supertel and was a controlling shareholder, director and president of the predecessor's operations since 1974. Mr. Schulte has extensive experience in acquiring, developing, owning, managing and operating economy motels for Supertel or its predecessors since 1978.

         Steve Borgmann was a controlling shareholder, director and officer of the predecessor's operations since 1983. Mr. Borgmann has extensive experience in acquiring, developing, owning, managing and operating economy motels for Supertel or its predecessors since 1978.

         Richard Herink became executive vice president of Supertel in August 1995. From April 1993 to August 1995, he was executive vice president of FirsTier Bank, N.A., Norfolk. Prior to April 1993, he was a division president with Farm Credit Services of the Midlands.

         Troy Beatty became chief financial officer of Supertel in December 1996. From March 1994 to December 1996, Mr. Beatty was division controller with Raytheon Corp. in Amana, Iowa; from March 1990 to March 1994 was assistant controller with Cooper Industries; and from August 1987 to March 1990 was senior associate with Coopers & Lybrand.

                            CERTAIN BUSINESS FACTORS

         This 10-K contains certain forward-looking statements and information relating to Supertel that are based on the beliefs of Supertel management as well as assumptions made by and information currently available to Supertel management. Such statements reflect the current views of Supertel with respect to future events and are subject to certain risks, uncertainties and assumptions, including the business factors described in this 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as believed, estimated or expected.

         Lodging Industry Risks. The lodging industry in general, including Super 8, Comfort Inns and Wingate Inns, may be adversely affected by such factors as changes in national and regional economic conditions (particularly in geographic areas in which the Company has a high concentration of motels), changes in local market conditions, oversupply of motel space or a reduction in local demand for rooms and related services, changes in interest rates and the availability of financing.

         Operating factors affecting the lodging industry generally, including the Company, include (i) competition from other motels and hotels, (ii) demographic changes, (iii) the recurring need for renovations, refurbishment and improvements of motels and increased expenses related to motel security,
(iv) restricted changes in zoning and similar land use laws, and regulations relating to health, safety, disability and employment laws, (v) changes in government regulations that influence or determine wages, prices or construction costs, (vi) changes in the characteristics of motel locations,
(vii) the inability to secure property and liability insurance to fully protect against all losses or to obtain such insurance at reasonable costs, (viii) changes in real estate tax rates and other operating costs, (ix) changes in travel patterns which may be affected by increases in transportation costs or gasoline prices, weather patterns or construction of highways, and (x) changes in brand identity and reputation.

         Unexpected or adverse changes in any of the foregoing factors could have a material adverse effect on Supertel's financial condition or results of operations.

         Expansion Risks. Supertel has adopted a strategy to increase the number of lodging facilities through the development of new motels and hotels and the acquisition of existing motels. The Company's ability to expand depends on a number of factors, including the selection and availability of suitable locations at acceptable prices, the hiring and training of sufficiently skilled management and personnel, and the availability of financing. There can be no assurance that financing, or desirable locations for acquisitions or new development will be available, or if available, will be on terms acceptable to Supertel. There can be no assurance that the Company's expansion plans will be completed successfully or that the nature of such expansion will not be modified to reflect future events or economic conditions.

         New motel development is subject to a number of additional risks including construction delay or cost overruns, risks that properties will not achieve anticipated occupancy levels or sustain expected room rate levels, and commencement risks such as receipt of zoning, occupancy and other required governmental permits and authorizations, which in each case could adversely affect Supertel's financial performance. Supertel has historically incurred significant costs relating to pre-opening activities and operating expenses prior to reaching stabilized levels of occupancy and average daily room rates. Consequently, as the Company develops new motel properties, the costs associated therewith may negatively impact Supertel's results of operations.

         Acquisitions entail risks that the new properties will fail to perform in accordance with expectations and that the anticipated costs of renovation or conversion will prove inaccurate, as well as general investment risks associated with any new real estate investment. Certain of the properties acquired by Supertel may not operate as Super 8 franchisees, and the Company may incur financial and guest acceptance risks in converting such properties to Super 8 motels or operating such properties under a franchise agreement with a different motel franchisor.

         Risks of Leverage. Supertel's business is capital intensive and the Company will have significant capital requirements in the future. In the event Supertel's cash flow and working capital are not sufficient to fund its expenditures or to service its indebtedness, the Company would be required to raise additional funds through the sale of additional equity securities, the refinancing of all or part of its indebtedness, the incurrence of additional indebtedness, or the sale of assets. There can be no assurance that any of these sources of funds would be available in amounts sufficient for Supertel to meet its obligations. Furthermore, Supertel's leveraged capital structure could limit its ability to finance its acquisition strategy and other capital expenditures, or to compete effectively or to operate successfully under adverse economic conditions. In addition, adverse economic conditions could result in higher interest rates which could increase debt service requirements on Supertel's floating rate debt and thereby reduce the amounts available for acquisition and development of lodging facilities.

         Management of Growth. Supertel has experienced rapid growth in the number of motel rooms owned and operated. Such growth has resulted in, and is expected to continue to create, increased responsibilities for management personnel, as well as added demands on the Company's operating and financial systems. In addition, as the Company continues to pursue its growth strategy, new motels and hotels will be opened in geographic markets in which Supertel has limited or no previous operating or franchise experience. If the Company is unable to manage its growth effectively, the Company's financial condition and results of operations could be materially and adversely affected.

         Lodging Industry Competition. The economy segment of the lodging industry is highly competitive. The success of an economy motel in its market, in large part, will be dependent upon its ability to compete in such areas as reasonableness of room rates, quality of accommodations, service level and convenience of location. Supertel's motels compete with existing motel and hotel facilities in their geographic markets, as well as future motel and hotel facilities in proximity to Supertel's properties. The Company's motels generally operate in areas that contain numerous competitors. Demographic, geographic or other changes in one or more of the Company's markets could impact the convenience or desirability of the sites of certain motels, which would adversely affect the operations of those motels. There can be no assurance that new or existing competitors will not significantly lower rates or offer greater convenience, services or amenities or significantly expand or
improve facilities in a market in which the Company's motels compete.   In
addition, competition generally reduces the number of suitable motel acquisition opportunities offered to the Company and increases the bargaining power of property owners seeking to sell, which could adversely affect the availability of or price paid for existing properties acquired by Supertel.

          Seasonality. The motel industry is seasonal in nature. Generally, motel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in the Company's revenues. Quarterly earnings also may be adversely affected by factors beyond the Company's control, including weather conditions and economic factors.

         Loss of Franchises or Certain Franchisor Services. Each Super 8 motel owned by Supertel will be subject to a franchise agreement in the form provided by Super 8 Motels, Inc. Similarly, each Wingate Inn hotel owned by Supertel will be subject to a franchise agreement with Wingate Inns, L.P. The continuation of each franchise agreement will be subject to specified operating standards and other terms and conditions. The failure of Supertel to maintain such standards or adhere to such other terms and conditions with respect to a motel or hotel could result in the loss or cancellation of the franchise agreement covering that property and may have an adverse effect upon the profitability of a covered property. In addition, the failure of the franchisor to perform its obligations under each Franchise Agreement may have an adverse effect on Supertel. See "Business - Relationship With Super 8 Motels, Inc." and "Business - Relationship with Wingate Inns, L.P."

         Dependence on Senior Management. Supertel's continued success will depend to a significant extent upon the efforts and abilities of its senior management team, including Paul J. Schulte, Steve H. Borgmann and Richard L. Herink. The loss of their services could have a material adverse affect upon Supertel's business. Supertel has employment agreements with each of these individuals.

         Environmental Matters. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the cost of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of such substances, or the failure to properly remediate any contamination from such substances, may adversely affect the owner's ability to sell the real estate or to borrow using the real estate as collateral. In addition to clean-up actions brought by the federal, state and local agencies, the presence of hazardous waste or materials on a property could result in personal injury or similar claims by private plaintiffs. Neither Supertel nor its predecessors have been notified by any governmental authority of any liability or other claim in connection with any of its motels and Supertel is not aware of any other environmental condition with respect to any of its motels that could be material to its results of operations. See "Business - Environmental Matters."

ITEM 2.  PROPERTIES.

         Supertel's executive, training and administrative operations are located in an owned building containing approximately 18,000 square feet of space in Norfolk, Nebraska.

         The Company's motel properties are all owned. See "Business - Motel Properties" and "Business - Motel Operations".


ITEM 3.  LEGAL PROCEEDINGS.

         Supertel from time to time is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of management, the ultimate disposition of all litigation involving Supertel will not have a material impact on Supertel's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of stockholders of Supertel during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

         The sections entitled "Quarterly Financial Information (Unaudited)" on page 6 and "Common Stock" on page 25 of the 1996 Annual Report are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

         The section entitled "Selected Financial Statement Data" on page 6 of the 1996 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 7 through 10 of the 1996 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The consolidated financial statements of Supertel Hospitality, Inc. and subsidiaries, and the independent auditors' report thereon, are incorporated herein by reference to pages 11 through 24 of the 1996 Annual Report. Certain supplementary data is incorporated herein by reference to the section entitled "Quarterly Financial Information (Unaudited)" on page 6 of the 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has been no change in Supertel's independent accountants during the two most recent fiscal years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The section entitled "Election of Directors" in the 1997 Proxy Statement is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION.

         The sections entitled "Director Meetings and Compensation", "Summary Compensation Table", "Option Grants in 1996", and "Option Exercises in Fiscal 1996 and Year-End Values" in the 1997 Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The section entitled "Certain Stockholders" in the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN TRANSACTIONS AND RELATIONSHIPS.

         The section entitled "Certain Agreements and Transactions" in the 1997 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K.

         (a)     (1)      Financial Statements.  The consolidated financial
                 statements of Supertel, and the independent auditors' report thereon, have been incorporated by reference as set forth in
                 Item 8 above.

         (a)     (2)      Financial Statement Schedules.  No financial
                 statement schedules are required pursuant to this item.

         (a)     (3)      Exhibits.  The Exhibit Index, set forth below, is
                 incorporated herein by reference.

         (b) Reports on Form 8-K. Supertel did not file any reports on Form 8-K during the last quarter of its fiscal year ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norfolk, State of Nebraska, on the ___ day of March, 1997.

                                           Supertel Hospitality, Inc.


                                           By:  /s/ Paul J. Schulte
                                               -------------------------------
                                               Paul J. Schulte, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Supertel Hospitality, Inc. and in the capacities indicated on the ___ day of March, 1997.

  /s/ Paul J. Schulte
-------------------------             Director and Chief Executive Officer
Paul J. Schulte

  /s/ Steve H. Borgmann
-------------------------             Director, Executive Vice President and
Steve H. Borgmann                      Chief Operating Officer

  /s/ Richard Herink
-------------------------             Director and Executive Vice President
Richard Herink

  /s/ Troy Beatty
-------------------------             Senior Vice President (Chief Financial
Troy Beatty                            Officer and Principal Accounting Officer)

  /s/ Joseph Caggiano
-------------------------             Director
Joseph Caggiano

  /s/ Loren Steele
-------------------------             Director
Loren Steele

                                 EXHIBIT INDEX

Exhibit         Description                                                          Page
-------         -----------                                                          ----
  3.1            Certificate of Incorporation of Supertel,
                 incorporated herein by reference to the
                 Company's Registration Statement on Form
                 S-1 (Reg. No. 33-75796) filed with the
                 Securities and Exchange Commission on
                 March 1, 1994 (the "Registration Statement").

  3.2 Bylaws of Supertel, incorporated herein by reference to the Registration Statement.

  4.1            Revolving Term Promissory Note and Loan
                 Agreement (Modified and Extended) dated
                 December 30, 1996 between Supertel and
                 First Bank National Association..................                     *

  4.2            Loan Agreement dated October 13, 1994
                 between Supertel and Iowa State Savings
                 Bank, incorporated herein by reference
                 to the Company's quarterly report on
                 Form 10-Q for the quarter ended
                 September 30, 1994.

 10.1            Form of Super 8 Franchise Agreement,
                 incorporated herein by reference to the
                 Registration Statement.

 10.2            Amendment dated March 4, 1996 to Super 8
                 Franchise Agreements incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1995.

 10.3            Form of Wingate Inn Franchise Agreement
                 incorporated herein by reference to the
                 Company's annual report on Form 10-K for the year ended December 31, 1995.

 10.4            Amended and Restated Territorial
                 Development Agreement dated June 30,
                 1994 between Supertel and Super 8 Motels,
                 Inc., incorporated herein by reference
                 to the Company's quarterly report on
                 Form 10-Q for the quarter ended June 30, 1994.

 10.5            Amendment dated May 31, 1995 to Amended
                 and Restated Territorial Development Agreement between Supertel and Super 8 Motels, Inc., incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1995.


Exhibit         Description                                                          Page
-------         -----------                                                          ----
 10.6            Supertel's 1994 Stock Option Plan,
                 incorporated herein by reference to the
                 Registration Statement.

 10.7            Employment Agreements dated May 1, 1995 between
                 Supertel and each of Paul J. Schulte and Steve H.
                 Borgmann, incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1995.

 10.8 Employment Agreement dated November 6, 1995 between Supertel and Richard L. Herink, incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1995.


 13.1            Supertel's Annual Report to Stockholders
                 for the fiscal year ended December 31, 1996......                    *

 21.1            List of Subsidiaries.............................                    *

 23.1            Consent of KPMG Peat Marwick LLP.................                    *

         * Filed Herewith

         Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to long-term debt are not filed with this annual report on Form 10-K. Supertel will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

         Management contracts and compensatory plans are set forth as exhibits
10.6 through 10.8.