Form 10-Q
period 1997-03-31
SUPERTEL HOSPITALITY INC
filed 1997-05-15
CIK 919640

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          - - - - - - - - - - - - - -
                                   FORM 10-Q
                          - - - - - - - - - - - - - -

     (Mark One)

      ( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1997.

                                       or

      (   ) Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.


Commission file number:        0-23536
                       ----------------------

                           SUPERTEL HOSPITALITY, INC.
            (Exact name of registrant as specified in its charter)



               DELAWARE                         47-0774097
     (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)       Identification Number)



                              309 NORTH 5TH STREET
                            NORFOLK, NEBRASKA  68701
                    (Address of principal executive offices)
                       Telephone number:  (402) 371-2520

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days:

     Yes (X)                                                  No  ( )


As of March 31, 1997, there were 4,840,000 common shares of the registrant outstanding.

                         PART I:  FINANCIAL INFORMATION
                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets


                                                MARCH 31,    DECEMBER 31,
                       ASSETS                     1997          1996
                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents                     $   520,152 $  6,487,764
  Accounts receivable                             1,022,333    1,018,045
  Prepaid expenses                                  404,091      319,862
  Recoverable income taxes                           67,903      204,803
                                                ----------- ------------
            Total current assets                  2,014,479    8,030,474
                                                ----------- ------------
Property and equipment, at cost                 101,116,165   97,574,480
  Less accumulated depreciation                  15,826,515   15,131,485
                                                ----------- ------------
            Net property and equipment           85,289,650   82,442,995
                                                ----------- ------------
Other assets:
  Intangible assets                               1,601,936    1,644,939
  Other assets                                      164,968      157,299
                                                -----------  -----------
            Total other assets                    1,766,904    1,802,238
                                                -----------  -----------

                                                $89,071,033  $92,275,707
                                                ===========  ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                               $1,722,031     $786,456
  Accrued expenses:
    Real estate taxes                             1,119,686    1,295,240
    Other                                         1,718,871    1,418,633
                                                -----------  -----------
            Total accrued expenses                2,838,557    2,713,873
                                                -----------  -----------
  Current installments of long-term debt          6,088,280    1,067,023
                                                -----------  -----------
            Total current liabilities            10,648,868    4,567,352
                                                -----------  -----------
Deferred income taxes                                54,900       54,900
Long-term debt, excluding current installments   49,390,975   58,894,525
Stockholders' equity:
  Preferred stock, $1.00 par value.  Authorized
    1,000,000 shares; none issued                         -            -
  Common stock, $0.01 par value.  Authorized
    10,000,000 shares; issued and outstanding
     4,840,000 shares                                48,400       48,400
  Additional paid-in capital                     18,346,529   18,346,529
  Retained earnings                              10,581,361   10,364,001
                                                -----------  -----------
            Total stockholders' equity           28,976,290   28,758,930
                                                -----------  -----------
Commitments and contingency
                                                -----------  -----------

                                                $89,071,033  $92,275,707
                                                ===========  ===========


See accompanying notes to condensed consolidated financial statements.

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)






                                              THREE-MONTH PERIOD
                                                ENDED MARCH 31,
                                            ----------------------
                                            1997        1996
 Motel revenues:
   Lodging revenues                         $8,737,244  $6,985,502
   Other lodging activities                    328,436     271,817
                                            ----------  ----------

           Total motel revenues              9,065,680   7,257,319
                                            ----------  ----------

 Direct operating expenses:
   Payroll and payroll taxes                 2,374,762   1,880,602
   Royalties and advertising fund              574,756     456,243
   Other lodging                             2,902,973   2,135,517
                                            ----------  ----------

           Total lodging expense             5,852,491   4,472,362

   Other lodging activities                    235,121     193,560
   Depreciation and amortization               901,336     549,748
   General and administrative                  720,634     677,529
                                            ----------  ----------
           Total direct operating expenses   7,709,582   5,893,199
                                            ----------  ----------
           Operating income                  1,356,098   1,364,120
                                            ----------  ----------

 Other income (expense):
   Interest expense                         (1,050,937)   (674,333)
   Miscellaneous income/expense                 57,097      19,015
                                            ----------  ----------
                                              (993,840)   (655,318)
                                            ----------  ----------

                Income before income taxes     362,258     708,802

    Income tax expense                         144,898     283,521
                                            ----------  ----------
                Net income                   $ 217,360  $  425,281
                                            ==========  ==========
    Net income per share                     $     .05  $      .09
                                            ==========  ==========
    Weighted average shares outstanding      4,840,000   4,840,000
                                            ==========  ==========



See accompanying notes to condensed consolidated financial statements.

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)








                                                          THREE-MONTH PERIOD
                                                            ENDED MARCH 31,
                                                       ------------------------
                                                       1997         1996
Cash flows from operating activities:
  Net income                                           $   217,360  $   425,281
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                          822,126      508,700
     Amortization                                           79,210       41,048
     (Gain) loss on sale of property and equipment          (3,395)       7,227
     Deferred income taxes                                       -       23,000
     Changes in assets and liabilities:
       Accounts receivable                                  (4,288)    (165,347)
       Prepaid expenses                                    (84,229)    (435,791)
       Recoverable income taxes                            136,900      232,607
       Accounts payable                                    935,575      531,959
       Accrued expenses                                    124,684      338,166
                                                       -----------  -----------

            Net cash provided by operating activities    2,223,943    1,506,850
                                                       -----------  -----------

Cash flows from investing activities:
  Additions to property and equipment                   (3,674,845)  (5,583,791)
  Additions to intangibles and other assets                (43,876)     (63,183)
  Proceeds from sale of property and equipment               9,459        4,120
                                                       -----------  -----------

            Net cash used in investing activities       (3,709,262)  (5,642,854)
                                                       -----------  -----------

Cash used in financing activities -
  Payments of long-term debt                            (4,482,293)  (1,506,930)
                                                       -----------  -----------

Net decrease in cash and cash equivalents               (5,967,612)  (5,642,934)

Cash and cash equivalents at beginning of period         6,487,764    6,724,172
                                                       -----------  -----------

Cash and cash equivalents at end of period             $   520,152  $ 1,081,238
                                                       ===========  ===========



See accompanying notes to condensed consolidated financial statements.

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)






1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The condensed consolidated balance sheet as of March 31, 1997 and the condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996 have been prepared by Supertel Hospitality, Inc. (the "Company"), without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at March 31, 1997 and for all periods presented.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended December 31, 1996. The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

2. NET INCOME PER SHARE

   For the three-month periods ended March 31, 1997 and 1996, the net income per share was calculated based on the weighted average number of common shares outstanding.

3. INCOME TAXES

   Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws in effect for the year in which the temporary differences are expected to reverse.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     This report contains certain forward-looking statements and information relating to Supertel that are based on the beliefs of Supertel management as well as assumptions made by and information currently available to Supertel management. Such statements reflect the current views of Supertel with respect to future events and are subject to certain risks, uncertainties and assumptions, including the business factors described in Supertel's 1996 Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as believed, estimated or expected.

RESULTS OF OPERATIONS

     FOR THE FIRST QUARTER ENDED MARCH 31, 1997 AND 1996

     Total motel revenues for the first quarter of 1997 were $9,065,680, an increase of $1,808,361 or 24.9%, over total revenues of $7,257,319 for the first quarter of 1996. The increase was primarily due to an increase of $1,751,742 in revenues from lodging operations. Revenues from other lodging activities, which consist of telephone and vending revenues, increased $56,619. Revenue increases were affected by the opening of four new motels in Texas, the acquisition of six properties in Wisconsin and additions to two existing properties. The Company's room count was 4,153 at the end of the first quarter.
     The increase in revenues from lodging operations for the first quarter of 1997 resulted primarily from renting 219,081 rooms, an increase of 38,879 or 21.6%, over the 180,202 rooms rented in the first quarter of 1996. Rooms available in the first quarter of 1997 were 373,888, an increase of 72,906 or 24.2% over rooms available of 300,982 in the first quarter of 1996. Occupancy as a percentage of rooms available during the comparable three-month periods decreased from 59.9% to 58.6%.

     Occupancy as a percentage of rooms available in seasoned properties (those owned/opened over one year) decreased from 60.6% in the first quarter of 1996 to 60.0% in the first quarter of 1997. Occupancy for the economy motel segment was below expectations in the quarter. Management believes the factors contributing to lower occupancy in the first quarter include severe winter weather and the challenging supply/demand conditions generally within the limited service lodging industry.
     The revenue increase also reflected an increase in the average daily room rate. An average daily room rate of $41.38 was achieved for the first quarter of 1997 compared to $40.27 for the first quarter of 1996, an increase of $1.11 or 2.8% per rented room. The increase in revenues from other lodging activities resulted from the increase in the number of rooms rented. Revenue per available room for the first quarter of 1997 increased to $24.25 from $24.11, an increase of $.14 or .6%.
     Lodging expenses for the first quarter of 1997 were $5,852,491, an increase of $1,380,129 or 30.9%, over the $4,472,362 for the first quarter of 1996. The increase in lodging expenses was due primarily to the increase in the number of rooms rented. Lodging expense as a percentage of motel revenues increased from 61.6% to 64.6% during the comparable three-month periods. This increase resulted from the decrease in occupancy and overall expense increases that were not offset by the increase in the average daily rate (ADR).
     Depreciation and amortization expense for the first quarter of 1997 was $901,336, an increase of $351,588 or 64.0%, from the $549,748 for the first quarter of 1996. This increase was due to an increase in the number of motel properties.

     General and administrative expenses for the first quarter of 1997 were $720,634, an increase of $43,105 or 6.4%, over general and administrative expenses of $677,529 for the first quarter of 1996. General and administrative expenses as a percentage of motel revenue decreased to 7.9% in the first quarter of 1997 from 9.3% in the first quarter of 1996. The percentage decrease was due primarily to adding revenue and already having the incremental overhead to support the growth.
     Interest expense for the first quarter of 1997 was $1,050,937, an increase of $376,604 or 55.8%, over $674,333 for the first quarter of 1996. Average borrowings for the first quarter of 1997 increased to $54,782,072 from $35,360,612 in the same quarter 1996, an increase of $19,421,460 or 54.9%. The increase was primarily due to borrowing for the construction of new properties, acquisitions and site development activities. Long-term debt (including current installments) at March 31, 1997 was $55,479,255.
     Net income for the first quarter of 1997 from continuing operations was $217,360, or $.05 per share versus net income of $425,281, or $.09 per share, for the corresponding period in 1996. Net income in the first quarter of 1997 was impacted by the decrease in occupancy and the use of introductory room rates in the state of Texas. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the first quarter of 1997 were $2,314,531, an increase of $381,648 or 19.7% over EBITDA of $1,932,883 for the first quarter of 1996.
                                                                              8

LIQUIDITY AND CAPITAL RESOURCES

     Supertel's growth has been financed through a combination of cash provided from operations and long-term debt financing. Cash provided from operations was $2,223,943 for the first quarter of 1997 and $1,506,850 for the first quarter of 1996. Supertel requires capital principally for the construction, acquisition and improvement of lodging facilities. Capital expenditures for such purposes were $3,674,845 in the first quarter of 1997 and $5,583,791 in the first quarter of 1996.
     Long-term debt (excluding current installments of long-term debt) was $49,390,975 at March 31, 1997 and $58,894,525 at December 31, 1996. Long-term debt increased over the past four quarters to finance Supertel's construction, acquisition and site development activities. Supertel's current installments of long-term debt were $6,088,280 at March 31, 1997 and $1,067,023 at December 31, 1996. Supertel's loan agreements contain certain restrictions and covenants related to, among other things, minimum debt service, maximum debt per motel room and maximum debt to tangible net worth. At March 31, 1997, Supertel was in compliance with these covenants.
     Supertel maintains a $40,000,000 line of credit, with an outstanding balance of $27,024,927 (classified as long-term debt) at March 31, 1997. Supertel's ratio of long-term debt (including current installments) to long-term debt and stockholders' equity was 65.7% at March 31, 1997, compared to 67.6% at December 31, 1996.
     Supertel plans to construct and/or acquire an aggregate of approximately 400 - 600 motel rooms in 1997 and expects approximately $14,000,000 - $19,000,000 of capital funds will be necessary to finance such construction. Supertel believes that a combination of cash flow from operations, the use of funds from its line of credit, securing new short- and long-term facilities and the ability to leverage unencumbered properties will be sufficient to fund scheduled development and debt repayments.

NEW ACCOUNTING PRONOUNCEMENT

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for Supertel's fiscal year ending December 31, 1997. Retroactive application will be required. Supertel believes the adoption of Statement No. 128 will not have a significant effect on its reported income per share.

                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     Supertel's annual meeting of stockholders was held on May 2, 1997. The stockholders elected five directors, ratified the appointment of independent public accountants, and approved the Supertel 1997 Stock Plan. Voting on these matters was as follows:



     1. ELECTION OF DIRECTORS:
                                      FOR          WITHHELD
     Paul Schulte..............    3,871,981        5,600
     Steve Borgmann............    3,871,681        5,900
     Joseph Caggiano...........    3,870,016        7,565
     Loren Steele..............    3,871,981        5,600
     Rich Herink...............    3,871,981        5,600

     2. RATIFICATION OF THE APPOINTMENT OF KPMG PEAT MARWICK AS
        INDEPENDENT ACCOUNTANTS FOR FISCAL YEAR 1997:

     FOR.......................    3,870,331
     AGAINST...................        6,750
     ABSTAIN...................          500

     3. APPROVAL OF SUPERTEL 1997 STOCK PLAN:

     FOR.......................    3,354,150
     AGAINST...................       42,183
     ABSTAIN...................        7,100
     NON-VOTES..................     474,148

Item 6. Exhibits and Reports on Form 8-K.

     A. Exhibits.

     None

     B. Reports on Form 8-K. The Company did not file any reports on Form 8-K during the calendar quarter for which this report is filed.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            SUPERTEL HOSPITALITY, INC.


                                            By:  /s/ Troy M. Beatty
                                                 ____________________________
                                                 Troy M. Beatty
                                                 Senior Vice President and
                                                 Chief Financial Officer

DATED this 13th day of May, 1997.