Form 10-Q
period 1997-06-30
SUPERTEL HOSPITALITY INC
filed 1997-08-14
CIK 919640

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                         - - - - - - - - - - - - - -
                                  FORM 10-Q
                         - - - - - - - - - - - - - -

     (Mark One)

     ( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1997.

                                      or

     (   ) Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.


Commission file number:    0-23536
                        --------------

                          SUPERTEL HOSPITALITY, INC.
            (Exact name of registrant as specified in its charter)



                DELAWARE                               47-0774097
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)               Identification Number)


                             309 NORTH 5TH STREET
                           NORFOLK, NEBRASKA  68701
                   (Address of principal executive offices)
                      Telephone number:  (402)  371-2520

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days:

     Yes ( X ) No (   )

As of June 30, 1997, there were 4,840,000 common shares of the registrant outstanding.

                        PART I:  FINANCIAL INFORMATION

                 SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES
                    Condensed Consolidated Balance Sheets

                                                           JUNE 30,    DECEMBER 31,
                        ASSETS                              1997          1996
                                                         (UNAUDITED)
Current assets:
  Cash and cash equivalents                             $    903,903    $6,487,764
  Accounts receivable                                      1,446,155     1,018,045
  Prepaid expenses                                           609,911       319,862
  Recoverable income taxes                                         -       204,803
                                                         -----------  ------------
             Total current assets                          2,959,969     8,030,474
                                                         -----------  ------------
Property and equipment, at cost                          106,198,863    97,574,480
  Less accumulated depreciation                           16,612,196    15,131,485
                                                         -----------  ------------
             Net property and equipment                   89,586,667    82,442,995
                                                         -----------  ------------
Other assets:
  Intangible assets                                        1,643,214     1,644,939
  Other assets                                               176,386       157,299
                                                         -----------  ------------
             Total other assets                            1,819,600     1,802,238
                                                         -----------  ------------

                                                        $ 94,366,236   $92,275,707
                                                         ===========  ============

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $  1,274,776   $   786,456
  Accrued expenses:
    Real estate taxes                                      1,281,172     1,295,240
    Other                                                  3,264,645     1,418,633
                                                         -----------  ------------
             Total accrued expenses                        4,545,817     2,713,873
                                                         -----------  ------------
  Current installments of long-term debt                   1,774,753     1,067,023
                                                         -----------  ------------
             Total current liabilities                     7,595,346     4,567,352
                                                         -----------  ------------
Deferred income taxes                                        255,900        54,900
Long-term debt, excluding current installments            56,194,099    58,894,525
Stockholders' equity:
  Preferred stock, $1.00 par value.  Authorized
    1,000,000 shares; none issued                                  -             -
  Common stock, $0.01 par value.  Authorized 10,000,000
    shares; issued and outstanding 4,840,000 shares           48,400        48,400
  Additional paid-in capital                              18,346,529    18,346,529
  Retained earnings                                       11,925,962    10,364,001
                                                         -----------  ------------
             Total stockholders' equity                   30,320,891    28,758,930
                                                         -----------  ------------
Commitments and contingency
                                                         -----------  ------------

                                                        $ 94,366,236   $92,275,707
                                                         ===========  ============


See accompanying notes to condensed consolidated financial statements.

                 SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Income
                                 (Unaudited)

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JUNE 30,                 JUNE 30,
                                          -----------------------  ------------------------
                                              1997        1996        1997        1996

Motel revenues:
  Lodging revenues                        $11,926,389  $9,175,328  $20,663,633  $16,160,830
  Other lodging activities                    390,862     293,964      719,298      565,781
                                          -----------  ----------  -----------  -----------
         Total motel revenues              12,317,251   9,469,292   21,382,931   16,726,611
                                          -----------  ----------  -----------  -----------
Direct operating expenses:
  Payroll and payroll taxes                 2,797,275   2,206,649    5,172,037    4,087,251
  Royalties and advertising fund              794,540     604,555    1,369,296    1,060,798
  Other lodging                             3,141,102   2,490,147    6,044,075    4,625,664
                                          -----------  ----------  -----------  -----------
         Total lodging expense              6,732,917   5,301,351   12,585,408    9,773,713
  Other lodging activities                    261,237     217,786      496,358      411,346
  Depreciation and amortization             1,009,835     778,843    1,911,171    1,328,591
  General and administrative                  871,167     631,332    1,591,801    1,308,861
                                          -----------  ----------  -----------  -----------
         Total direct operating expenses    8,875,156   6,929,312   16,584,738   12,822,511
                                          -----------  ----------  -----------  -----------
         Operating income                   3,442,095   2,539,980    4,798,193    3,904,100
                                          -----------  ----------  -----------  -----------
Other income (expense):
  Interest expense                         (1,184,905)   (765,216)  (2,235,842)  (1,439,549)
  Miscellaneous income/expense                (16,189)    (24,998)      40,908       (5,983)
                                          -----------  ----------  -----------  -----------
                                           (1,201,094)   (790,214)  (2,194,934)  (1,445,532)
                                          -----------  ----------  -----------  -----------
         Income before income taxes         2,241,001   1,749,766    2,603,259    2,458,568
Income tax expense                            896,400     699,906    1,041,298      983,427
                                          -----------  ----------  -----------  -----------
         Net income                       $ 1,344,601  $1,049,860  $ 1,561,961  $ 1,475,141
                                          ===========  ==========  ===========  ===========

Net income per share                      $       .28  $      .22  $      .32   $       .31
                                          ===========  ==========  ===========  ===========

Weighted average shares outstanding         4,840,000   4,840,000    4,840,000    4,840,000
                                          ===========  ==========  ===========  ===========


See accompanying notes to condensed consolidated financial statements.

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                 --------------------------
                                                                      1997          1996
Cash flows from operating activities:
  Net income                                                       $1,561,961    $1,475,141
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                   1,746,626     1,245,601
     Amortization                                                     164,545        82,990
     Loss on sale of property and equipment                            21,463        50,262
     Deferred income taxes                                            201,000       210,187
     Changes in assets and liabilities:
      Accounts receivable                                            (428,110)     (169,672)
      Prepaid expenses                                               (290,049)     (502,362)
      Recoverable income taxes                                        204,803       241,969
      Accounts payable                                                488,320       (75,492)
      Accrued expenses                                              1,373,692       807,758
      Income taxes payable                                            458,252       277,206
                                                                   ----------    ----------

            Net cash provided by operating activities               5,502,503     3,643,588
                                                                   ----------    ----------

Cash flows from investing activities:
  Additions to property and equipment                              (8,928,492)  (12,880,684)
  Additions to intangibles and other assets                          (181,907)     (144,747)
  Proceeds from sale of property and equipment                         16,731         6,796
                                                                   ----------    ----------

            Net cash used in investing activities                  (9,093,668)  (13,018,635)
                                                                   ----------    ----------

Cash flows from financing activities:
  Repayments on long-term debt                                    (21,628,415)     (521,842)
  Proceeds from long-term debt                                     19,635,719     4,328,226
                                                                   ----------    ----------

            Net cash provided by (used in) financing activities    (1,992,696)    3,806,384
                                                                   ----------    ----------

Net decrease in cash and cash equivalents                          (5,583,861)   (5,568,663)

Cash and cash equivalents at beginning of period                    6,487,764     6,724,172
                                                                   ----------    ----------

Cash and cash equivalents at end of period                         $  903,903    $1,155,509
                                                                   ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                 SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)


1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of June 30, 1997 and the condensed consolidated statements of income and cash flows for the three months and six months ended June 30, 1997 and 1996 have been prepared by Supertel Hospitality, Inc. (the "Company"), without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at June 30, 1997 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended December 31, 1996. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

2.   NET INCOME PER SHARE

     For the three months and six months ended June 30, 1997 and 1996, the net income per share was calculated based on the weighted average number of common shares outstanding.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                                      OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     This report contains certain forward-looking statements and information relating to Supertel that are based on the beliefs of Supertel's management as well as assumptions made by and information currently available to Supertel's management. Such statements reflect the current views of Supertel with respect to future events and are subject to certain risks, uncertainties and assumptions, including the business factors described in Supertel's 1996 Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as believed, estimated or expected.

RESULTS OF OPERATIONS

  FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Total motel revenues for the second quarter were $12,317,251, an increase of $2,847,959 or 30.1% over total revenues of $9,469,292 for the second quarter of 1996. Total motel revenues for the first six months were $21,382,931, an increase of $4,656,320 or 27.8% over the total revenues of $16,726,611 for the first six months of 1996. The increase for the second quarter was primarily due to an increase of $2,751,061 in revenues from lodging operations and $96,898 from other lodging activities (which consist of telephone, vending and movie revenue). The increase for the first six months was primarily due to an increase of $4,502,803 in revenue from lodging operations and $153,517 from other lodging activities.

     The increase in revenues from lodging operations for the second quarter resulted primarily from renting 274,250 rooms in 1997 compared to 225,571 rooms in the second quarter of 1996, an increase of 48,679 or 21.6%. The increase in revenues from lodging operations for the first six months resulted primarily from renting 493,331 rooms in 1997 compared to 405,773 rooms rented in the first six months of 1996, an increase of 87,558 or 21.6%.

     The increase in rooms rented resulted primarily from the opening of four new properties and the acquisition of seven existing properties since May 1996. These openings and acquisitions added 867 rooms. Revenues were also impacted by an increase in the average daily room rate in the second quarter of 1997. An average daily room rate of $44.91 was achieved compared to $41.98 for the second quarter of 1996, an increase of $2.93 or 7.0%. For the first six months, the average daily room rate was $43.34 in 1997 compared to $41.22 for the first six months of 1996, an increase of $2.12 or 5.1%.

     Revenue per available room for the second quarter of 1997 increased to $31.13 from $29.74, an increase of $1.39 or 4.7%. Revenue per available room for the first six months of 1997 increased to $27.78 from $27.00, an increase of $.78 or 2.9%.

     Motel revenue was also impacted by changes in occupancy. Occupancy as a percentage of rooms available for the second quarter of 1997 decreased to 69.3% from 70.8% in the second quarter of 1996. The occupancy percentage in seasoned properties (those owned/opened over one year) decreased from 72.9% in the second quarter of 1996 to 70.4% in the second quarter of 1997. Occupancy decreased from 65.5% for the first six months of 1996 to 64.1% for the first six months of 1997. The occupancy percentage in seasoned properties decreased from 67.0% for the first six months of 1996 to 65.3% for the first six months of 1997. Occupancy is seasonal. Occupancy is lowest in the first quarter, increases in the second, peaks in the third and then drops down again in the fourth quarter. The increases in revenue from other lodging activities resulted from the increase in the number of rooms rented.

     Lodging expenses for the second quarter of 1997 were $6,732,917 compared to $5,301,351 for the second quarter of 1996, an increase of $1,431,566 or 27.0%. Lodging expenses for the first six months of 1997 were $12,585,408 compared to $9,773,713 for the first six months of 1996, an increase of $2,811,695 or 28.8%. The increase in lodging expenses was due primarily to the increase in the number of rooms available to rent and rooms rented. Lodging expenses as a percentage of motel revenues decreased to 54.7% for the second quarter of 1997 from 56.0% in the second quarter of 1996. Lodging expenses as a percentage of motel revenues increased to 58.9% for the first six months of 1997 from 58.4% for the first six months of 1996.

     Depreciation and amortization expenses for the second quarter of 1997 were $1,009,835 compared to $778,843 for the second quarter of 1996, an increase of $230,992 or 29.7%. Depreciation and amortization expenses for the first six months of 1997 were $1,911,171 compared to $1,328,591 for the first six months of 1996, an increase of $582,580 or 43.8%. The higher level of depreciation is associated with newly constructed properties and is expected to have a similar impact on third and fourth quarter comparisons.

     General and administrative expenses for the second quarter of 1997 were $871,167 compared to $631,332 in the second quarter of 1996, an increase of $239,835 or 38.0%. General and administrative expenses as a percent of sales increased in the second quarter of 1997 to 7.1% from 6.7% of sales in the second quarter of 1996. General and administrative expenses for the first six months of 1997 were $1,591,801 compared to $1,308,861 for the first six months of 1996, an increase of $282,940 or 21.6%. General and administrative expenses as a percent of sales decreased in the first six months of 1997 to 7.4% from 7.8% of sales in the first six months of 1996.

     Interest expense increased by $419,689 or 54.8% for the second quarter of 1997 from $765,216 for the second quarter of 1996 to $1,184,905 in 1997. Interest expense increased by $796,293 for the first six months of 1997 from $1,439,549 in 1996 to $2,235,842 in 1997 or 55.3%. The increase was primarily due to the new borrowings for acquisitions and new constructions. Average bank borrowings for the second quarter of 1997 increased to $58,297,477 from $40,421,800 for the comparable period in 1996, an increase of $17,875,677 or 44.2%. Bank borrowings at June 30, 1997 were $57,968,852.

     As a result of the aforementioned operating factors and general business conditions, net income for the second quarter of 1997 from continuing operations was $1,344,601 or $.28 per share versus net income of $1,049,860 or $.22 per share for the corresponding period in 1996. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the second quarter of 1997, were $4,435,740, an increase of $1,141,915 or 34.7% over EBITDA of $3,293,825 for the second quarter of 1996.

     Net income for the six months of 1997 from continuing operations was $1,561,961 or $.32 per share versus net income of $1,475,141 or $.31 per share, for the corresponding period in 1996. EBITDA for the first six months of 1997 were $6,750,272, an increase of $1,523,564 or 29.1% over EBITDA of $5,226,708 for the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Supertel's growth has been financed through a combination of cash provided from operations and long-term debt financing. Cash provided from operations was approximately $5,503,000 for the first six months of 1997 and $3,644,000 for the first six months of 1996. Supertel requires capital principally for the construction, acquisition and improvement of lodging facilities. Capital expenditures for such purposes were approximately $8,928,000 in the first six months of 1997 and approximately $12,881,000 in the first six months of 1996.

     Long-term debt (excluding current installments of long-term debt) was $56,194,099 at June 30, 1997 and $58,894,525 at December 31, 1996.
Supertel's current installments of long-term debt were $1,774,753 at June 30, 1997 and $1,067,023 at December 31, 1996. Supertel's loan agreements contain certain restrictions and covenants related to, among other things, minimum debt service, maximum debt per motel room, and maximum debt to tangible net worth. At June 30, 1997, Supertel was in compliance with these covenants.

     Supertel entered into a new ten-year $14,745,500 term loan agreement with a bank in May 1997. At the same time, Supertel decreased its line of credit from $40,000,000 to $25,000,000. The line of credit had an outstanding balance of $15,164,412 (classified as long-term debt) at June 30, 1997. Supertel's ratio of long-term debt (including current installments) to long-term debt and stockholders' equity was 65.7% at June 30, 1997, compared to 67.6% at December 31, 1996.

     Supertel previously reported its plan to construct/acquire approximately 400-600 motel rooms in 1997 with approximately $14,000,000 - $19,000,000 of capital funds necessary to finance such development.
During the first six months Supertel has acquired one motel, an 81-room property in

Menomonie, Wisconsin, and opened one new hotel in the Las Colinas area of Irving, Texas, and completed a 22 room addition in Lincoln, Nebraska. In addition, a new 101 room property in Houston, Texas is scheduled to open in August 1997. Supertel had 4,359 rooms in operation as of June 30, 1997 compared to 3,760 rooms in operation as of June 30, 1996, an increase of 599 rooms or 15.9%.

     In addition to planned development expenditures, Supertel has principal payments totaling $1,067,023 due under existing debt obligations during 1997. Supertel believes that a combination of cash flow from operations, borrowings available under its line of credit, securing new short- and long-term facilities and the ability to leverage four unencumbered properties will be sufficient to fund scheduled development and debt repayment.

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

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

     A. Exhibits.

        10.1 Term Loan Agreement dated May 9, 1997 between
             Supertel and First Bank, National Association

     B. Reports on Form 8-K. The Company did not file any reports on Form 8-K during the calendar quarter for which this report is filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     SUPERTEL HOSPITALITY, INC.


                                     By:  /s/  Troy M. Beatty
                                         --------------------------------
                                         Troy M. Beatty
                                         Senior Vice President and
                                         Chief Financial Officer

DATED this 12th day of August, 1997.