Form 10-Q
period 1997-09-30
SUPERTEL HOSPITALITY INC
filed 1997-11-13
CIK 919640

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          - - - - - - - - - - - - - -
                                   FORM 10-Q
                          - - - - - - - - - - - - - -

  (MARK ONE)

  ( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1997.

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

                              Yes ( X  )  No (   )

As of September 30, 1997, there were 4,840,000 common shares of the registrant outstanding.

                         PART I:  FINANCIAL INFORMATION

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets


                                                                               SEPTEMBER 30,                  DECEMBER 31,
                                   ASSETS                                          1997                          1996
                                                                                (UNAUDITED)
Current assets:
   Cash and cash equivalents                                                    $    918,462                 $  6,487,764
   Accounts receivable                                                             1,082,610                    1,018,045
   Prepaid expenses                                                                  524,290                      319,862
   Recoverable income taxes                                                           -                           204,803
                                                                                ------------                 ------------
                Total current assets                                               2,525,362                   8 ,030,474
                                                                                ------------                 ------------
Property and equipment, at cost                                                  108,265,121                   97,574,480
   Less accumulated depreciation                                                  17,469,530                   15,131,485
                                                                                ------------                 ------------
                Net property and equipment                                        90,795,591                   82,442,995
                                                                                ------------                 ------------
Other assets:
   Intangible assets                                                               1,590,772                    1,644,939
   Other assets                                                                      181,658                      157,299
                                                                                ------------                 ------------
                Total other assets                                                 1,772,430                    1,802,238
                                                                                ------------                 ------------

                                                                                $ 95,093,383                 $ 92,275,707
                                                                                ============                 ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $  1,035,476                 $    786,456
   Accrued expenses:
     Real estate taxes                                                             1,415,340                    1,295,240
     Other                                                                         3,664,273                    1,418,633
                                                                                ------------                 ------------
                Total accrued expenses                                             5,079,613                    2,713,873
                                                                                ------------                 ------------
   Current installments of long-term debt                                          1,807,675                    1,067,023
                                                                                ------------                 ------------
                Total current liabilities                                          7,922,764                    4,567,352
                                                                                ------------                 ------------
Deferred income taxes                                                                383,900                       54,900
Long-term debt, excluding current installments                                    54,734,586                   58,894,525
Stockholders' equity:
   Preferred stock, $1.00 par value.  Authorized
     1,000,000 shares; none issued                                                      -                            -
   Common stock, $0.01 par value.  Authorized 10,000,000
     shares; issued and outstanding 4,840,000 shares                                  48,400                       48,400
   Additional paid-in capital                                                     18,346,529                   18,346,529
   Retained earnings                                                              13,657,204                   10,364,001
                                                                                ------------                 ------------
                Total stockholders' equity                                        32,052,133                   28,758,930
                                                                                ------------                 ------------
Commitments and contingency
                                                                                ------------                 ------------
                                                                                $ 95,093,383                 $ 92,275,707
                                                                                ============                 ============

See accompanying notes to condensed consolidated financial statements.

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

                  Condensed Consolidated Statements of Income

                                  (Unaudited)



                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                       -------------------             ------------------
                                                       1997           1996            1997            1996
Motel revenues:
   Lodging revenues                                $  13,050,616  $  11,104,753   $  33,714,249  $  27,265,583
   Other lodging activities                              412,984        337,386       1,132,282        903,167
                                                   -------------  -------------   -------------  -------------

             Total motel revenues                     13,463,600     11,442,139      34,846,531     28,168,750
                                                   -------------  -------------   -------------  -------------

Direct operating expenses:
   Payroll and payroll taxes                           3,040,142      2,616,166       8,212,179      6,703,417
   Royalties and advertising fund                        875,714        754,566       2,245,010      1,815,364
   Other lodging                                       3,491,529      3,055,680       9,535,604      7,681,344
                                                   -------------  -------------   -------------  -------------

             Total lodging expense                     7,407,385      6,426,412      19,992,793     16,200,125

   Other lodging activities                              281,652        246,958         778,010        658,304
   Depreciation and amortization                       1,045,867        875,299       2,957,038      2,203,890
   General and administrative                            720,684        738,843       2,312,485      2,047,704
                                                   -------------  -------------   -------------  -------------

             Total direct operating expenses           9,455,588      8,287,512      26,040,326     21,110,023
                                                   -------------  -------------   -------------  -------------

             Operating income                          4,008,012      3,154,627       8,806,205      7,058,727
                                                   -------------  -------------   -------------  -------------

Other income (expense):
   Interest expense                                   (1,147,081)    (1,018,911)     (3,382,923)    (2,458,460)
   Miscellaneous income/expense                           24,473           (463)         65,381         (6,446)
                                                   -------------  -------------   -------------  -------------
                                                      (1,122,608)    (1,019,374)     (3,317,542)    (2,464,906)
                                                   -------------  -------------   -------------  -------------

             Income before income taxes                2,885,404      2,135,253       5,488,663      4,593,821

Income tax expense                                     1,154,162        854,104       2,195,460      1,837,531
                                                   -------------  -------------   -------------  -------------

             Net income                            $   1,731,242  $   1,281,149   $   3,293,203  $   2,756,290
                                                   =============  =============   =============  =============

Net income per share                                       $ .36          $ .26           $ .68         $  .57
                                                             ===            ===             ===           ====

Weighted average shares outstanding                    4,840,000      4,840,000       4,840,000      4,840,000
                                                   =============  =============   =============  =============


See accompanying notes to condensed consolidated financial statements.

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)


                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                     --------------------
                                                                                    1997             1996
Cash flows from operating activities:
   Net income                                                                   $   3,293,203    $   2,756,290
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                                                 2,708,647        2,042,246
       Amortization                                                                   248,391          161,644
       Loss on sale of property and equipment                                          38,675           65,073
       Deferred income taxes                                                          329,000          248,147
       Changes in assets and liabilities:
          Accounts receivable                                                         (64,565)        (418,522)
          Prepaid expenses                                                           (204,428)        (341,493)
          Recoverable income taxes                                                    204,803           98,718
          Accounts payable                                                            249,020          (97,093)
          Accrued expenses                                                          2,365,740        1,316,038
                                                                               --------------    -------------

                Net cash provided by operating activities                           9,168,486        5,831,048
                                                                               --------------    -------------

Cash flows from investing activities:
   Additions to property and equipment                                            (11,120,157)     (24,319,967)
   Increase in intangibles and other assets                                          (218,583)        (615,889)
   Proceeds from sale of property and equipment                                        20,239           15,627
                                                                               --------------    -------------
                Net cash used in investing activities                             (11,318,501)     (24,920,229)
                                                                               --------------    -------------

Cash flows from financing activities:
   Repayments of long-term debt                                                   (23,055,006)        (822,388)
   Proceeds from long-term debt                                                    19,635,719       14,788,584
                                                                               --------------    -------------
                Net cash provided by (used in) financing activities                (3,419,287)      13,966,196
                                                                               --------------    -------------

Net decrease in cash and cash equivalents                                          (5,569,302)      (5,122,985)

Cash and cash equivalents at beginning of period                                    6,487,764        6,724,172
                                                                               --------------    -------------
Cash and cash equivalents at end of period                                     $      918,462    $   1,601,187
                                                                               ==============    =============

See accompanying notes to condensed consolidated financial statements.

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)





1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of September 30, 1997 and the condensed consolidated statements of income and cash flows for the three months and nine months ended September 30, 1997 and 1996 have been prepared by Supertel Hospitality, Inc. (the "Company"), without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at September 30, 1997 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended December 31, 1996. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

2.   NET INCOME PER SHARE

     For the three months and nine months ended September 30, 1997 and 1996, the net income per share was calculated based on the weighted average number of common shares outstanding.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS





RESULTS OF OPERATIONS

  FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Total motel revenues for the third quarter were $13,463,600, an increase of $2,021,461, or 17.7%, over total revenues of $11,442,139 for the third quarter of 1996. Total motel revenues for the first nine months were $34,846,531, an increase of $6,677,781, or 23.7%, over the total revenues of $28,168,750 for the first nine months of 1996. The increase for the third quarter was primarily due to an increase of $1,945,863 in revenue from lodging operations and $75,598 from other lodging activities (which consist of telephone, vending and movie revenue). The increase for the first nine months was primarily due to an increase of $6,448,666 in revenue from lodging operations and $229,115 from other lodging activities.

     The increase in revenues from lodging operations for the third quarter resulted primarily from renting 294,569 rooms in 1997 compared to 267,308 rooms rented in the same period of 1996, an increase of 27,261, or 10.2%. Rooms available in the third quarter of 1997 were 404,906, an increase of 30,334, or 8.1%, over rooms available of 374,572 in the third quarter of 1996. The increase in revenues from lodging operations for the first nine months resulted primarily from renting 787,900 rooms in 1997 compared to 673,081 rooms rented
in the same period of 1996, an increase of 114,819, or 17.1%.   Rooms available
for the first nine months of 1997 were 1,174,559, an increase of 180,581, or 18.2%, over rooms available of 993,978 for the first nine months of 1996.

     The increase in rooms rented resulted primarily from the opening of three new properties, the addition to an existing property and the acquisition of six existing properties since July 1996. These openings, additions and acquisitions added 701 rooms. The company's room count was 4,459 at the end of the third quarter 1997, a net increase of 303 rooms, or 7.3%, over the room count of 4,156 rooms at December 31, 1996.

     Revenues were impacted by an increase in the average daily room rate in the third quarter of 1997. An average daily room rate of $45.71 was achieved compared to $42.81 for the third quarter of 1996, an increase of $2.90, or 6.8%. For the first nine months, the average daily room rate was $44.23 in 1997 compared to $41.85 for the first nine months of 1996, an increase of $2.38, or 5.7%.

     Revenues per available room for the third quarter 1997 increased from $30.55 for the third quarter 1996 to $33.25, an increase of $2.70, or 8.8%. Revenue per available room for the first nine months of 1997 increased to $29.67 from $28.34, an increase of $1.33, or 4.7%.

     Motel revenue was also impacted by changes in occupancy. Occupancy as a percentage of rooms available increased from 71.4% in the third quarter of 1996 to 72.7% in the third quarter 1997. The increase in the occupancy percentage resulted primarily from the continued seasoning of our Texas properties. The occupancy percentage in seasoned properties (those owned/opened over one year) decreased from 75.6% in the third quarter of 1996 to 73.8% in the third quarter of 1997. Total occupancy decreased from 67.7% for the first nine months of 1996 to 67.1% for the first nine months of 1997. The occupancy percentage in seasoned properties decreased from 70.0% for the first nine months of 1996 to 68.5% for the first nine months of 1997. Occupancy is seasonal and is lowest in the first quarter, increases in the second, peaks in the third and then drops down again in the fourth quarter. The increases in revenue from other lodging activities resulted from the increase in the number of rooms rented.

     Lodging expenses for the third quarter 1997 were $7,407,385 compared to $6,426,412 for the third quarter of 1996, an increase of $980,973, or 15.3%. Lodging expenses for the first nine months of 1997 were $19,992,793 compared to $16,200,125 for the first nine months of 1996, an increase of $3,792,668, or 23.4%. The increase in lodging expenses was due primarily to the increase in the number of rooms available to rent and rooms rented. Lodging expenses as a percentage of lodging revenues decreased from 57.9% for the third quarter of 1996 to 56.8% in the third quarter of 1997. Lodging expenses as a percentage of lodging revenues decreased from 59.4% for the first nine months of 1996 to 59.3% in the first nine months of 1997. The percentage decrease for the third quarter and the first nine months resulted from better cost controls implemented from our open book management program and a larger base of revenue to cover fixed costs.

     Depreciation and amortization expenses for the third quarter of 1997 were $1,045,867 compared to $875,299 for the third quarter of 1996, an increase of $170,568, or 19.5%. Depreciation and amortization expenses for the first nine months of 1997 were $2,957,038 compared to $2,203,890, an increase of $753,148, or 34.2%. This increase was primarily due to an increase in the number of motel properties. General and administrative expenses for the third quarter of 1997 were $720,684 compared to $738,843 (which includes the write-off of $49,415 of costs associated with a land acquisition for a motel site in Dallas, Texas which was not completed) in the third quarter of 1996, a decrease of $18,159, or 2.5%. General and administrative expenses as a percent of motel revenue decreased in the third quarter of 1997 to 5.4% from 6.5% of motel revenue in the third quarter of 1996. General and administrative expenses for the first nine months of 1997 were $2,312,485 compared to $2,047,704 for the first nine months of 1996, an increase of $264,781, or 12.9%. General and administrative expenses as a percent of motel revenue decreased in the first nine months of 1997 to 6.6% from 7.3% of motel revenue in the first nine months of 1996. The decrease in general and administrative expenses was due primarily to experiencing increased revenues without adding incremental overhead to support the revenue growth.

     Interest expense increased by $128,170 for the third quarter of 1997 from $1,018,911 for the third quarter of 1996 to $1,147,081 in 1997, or 12.6%.
Interest expense increased by $924,463 for the first nine months of 1997 from $2,458,460 in 1996 to $3,382,923 in 1997, or 37.6%. The increase was primarily due to the new borrowings for acquisitions and new construction. Average bank borrowings for the third quarter of 1997 increased to $56,424,950 from $51,252,580 for the comparable period in 1996, an increase of $5,172,370, or 10.1%. Bank borrowings at September 30, 1997 were $56,542,261.

     As a result of the aforementioned operating factors and general business conditions, net income for the third quarter of 1997 from continuing operations was $1,731,242, or $.36 per share, versus net income of $1,281,149, or $.26 per share, for the corresponding period in 1996, a 35.1% increase.

     Net income for the nine months of 1997 from continuing operations was $3,293,203, or $.68 per share, versus net income of $2,756,290, or $.57 per share, for the corresponding period of 1996, a 19.5% increase. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the third quarter of 1997, were $5,078,352, an increase of $1,048,889, or 26.0%, over EBITDA of
$4,029,463 for the third quarter of 1996. EBITDA for the first nine months of 1997 were $11,828,624, an increase of $2,572,453, or 27.8%, over EBITDA of
$9,256,171 for the first nine months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Supertel's growth has been financed through a combination of cash provided from operations and long-term debt financing. Cash provided from operations was approximately $9,168,000 for the first nine months of 1997 and $5,831,000 for the first nine months of 1996. Supertel required capital principally for the construction, acquisition and improvement of lodging facilities. Capital expenditures for such purposes were approximately $11,120,000 in the first nine months of 1997 and approximately $24,320,000 in the first nine months of 1996.

     Long-term debt (excluding current installments of long-term debt) was $54,734,586 at September 30, 1997 and $58,894,525 at December 31, 1996.
Supertel's current installments of long-term debt were $1,807,675 at September 30, 1997 and $1,067,023 at December 31, 1996. Supertel's loan agreements contain certain restrictions and covenants related to, among other things, minimum debt service, maximum debt per motel room and maximum debt-to-tangible net worth. At September 30, 1997, Supertel was in compliance with these covenants.

     Supertel has a $25,000,000 line of credit. The line of credit had an outstanding balance of $14,169,412 (classified as long-term debt) at September 30, 1997. Supertel's ratio of long-term debt (including current installments) to long-term debt and stockholders' equity was 63.8% at September 30, 1997, compared to 67.6% at December 31, 1996.

     During the first nine months of 1997, Supertel has added a net of 303 rooms, including a new 101-room property in Houston, Texas that opened in August 1997. The company does not expect to add additional rooms in calendar-year 1997 and has expended approximately $11,120,000 of capital funds for such development.

     In addition to planned development expenditures, Supertel had principal payments totaling $1,067,023 due under existing debt obligations during 1997. Supertel believes that a combination of cash flow from operations, borrowings available under its lines of credit, securing new short- and long-term facilities and the ability to leverage four unencumbered properties will be sufficient to fund scheduled development and debt repayment.

NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, EARNINGS PER SHARE, which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. Statement No. 128 is effective for Supertel's fiscal year ending December 31, 1997. Retroactive application will be required. Supertel believes the adoption of Statement No. 128 will not have a significant effect on its reported income per share.

     In March 1997, the FASB issued Statement 129, DISCLOSURES OF INFORMATION ABOUT CAPITAL STRUCTURE, which clarifies disclosure requirements related to the type, and nature, of securities contained in an entity's capital structure.
Supertel is required to adopt Statement 129 effective December 31, 1997.   The
Company believes the adoption of Statement 129 will not have a significant effect on its capital structure disclosure.

     In June 1997, the FASB issued Statement 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and display of comprehensive income and its components in a financial statement with the same prominence as other financial statements. Comprehensive income is defined as net income adjusted for changes in shareholders' equity resulting from events other than net income or transactions related to an entity's capital instruments. Supertel is required to adopt Statement 130 effective January 1, 1998, with reclassification of financial statements for earlier years required. Supertel has not yet determined what impact Statement 130 may have on its reported comprehensive income.

     In June 1997, the FASB issued Statement 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes standards for reporting information about operating segments. Generally, Statement 131 requires that financial information be reported on the basis that is used internally for evaluating performance. Supertel is required to adopt Statement 131 effective January 1, 1998, and comparative information for earlier years must be restated. Supertel has not yet determined what impact Statement 131 may have on its current reporting structure.

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

                                               SUPERTEL HOSPITALITY, INC.




                                               By:    /s/ Troy Beatty
                                                   ---------------------------
                                                   Mr. Troy Beatty
                                                   Chief Financial Officer



DATED this 13th day of November 1997.
           ----