Form 10-K
period 1997-12-31
SUPERTEL HOSPITALITY INC
filed 1998-03-24
CIK 919640

===============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                -------------

                                  FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997         COMMISSION FILE NO. 0-23536

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

                                -------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                  -----
     The number of shares of common stock outstanding as of March 13, 1998 was 4,840,000 shares. The aggregate market value of the common stock held by non-affiliates of the registrant as of March 13, 1998 was $32,508,000.

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Documents incorporated by reference include portions of the Company's Annual Report to Stockholders for the year ended December 31, 1997 ("1997 Annual Report") incorporated by reference into Parts I and II, and portions of the Company's Proxy Statement for the May 1, 1998 Annual Stockholders' Meeting ("1998 Proxy Statement") incorporated by reference in Part III.

===============================================================================

                                   PART I
ITEM 1.  BUSINESS.

GENERAL

     Supertel is one of the largest franchisees of Super 8 motels based on the number of motels owned and total rooms rented. The Company develops, acquires, constructs and operates economy-class motels as a franchisee of Super 8 Motels, Inc. and at February 1, 1998 owned 57 Super 8 motels located primarily in Nebraska, Kansas, Iowa, Missouri, Arkansas, Wisconsin and Texas. Supertel is one of the few multiple-location franchisees of Super 8 motels that both owns and operates motels. Supertel also owned two Comfort Inn motels, one River Valley Suites motel, and two Wingate Inns at February 1, 1998.

     On March 18, 1998, Supertel announced that it was engaged in discussions regarding a possible business combination with a publicly-traded company pursuant to which Supertel stockholders would receive cash and common stock of the other company. Supertel stated that completion of a definitive agreement and consummation of a transaction are subject to a number of uncertainties, including results of due diligence by both companies, and would be subject to approval by Supertel's board of directors and stockholders. Supertel further stated that there can be no assurance an agreement can be reached, or that if an agreement is entered into, that any transaction will be consummated.

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


---------------------------------------------------------------------------------------------
  YEAR-END INFORMATION       1993          1994         1995           1996          1997
---------------------------------------------------------------------------------------------
Number of Motels                  36            41            48            59             62
---------------------------------------------------------------------------------------------
Total Rooms Rented           603,367       667,545       793,151       903,643      1,041,904
---------------------------------------------------------------------------------------------
Motel Revenues           $21,603,000   $25,161,000   $31,362,000   $37,832,388     46,344,815
---------------------------------------------------------------------------------------------
ProForma Net Income
After Taxes              $ 2,142,000   $ 3,077,000   $ 3,624,000   $ 3,371,247      4,101,665
---------------------------------------------------------------------------------------------
Average Occupancy Rate          70.5%         69.4%         69.6%         65.7%          65.7%
---------------------------------------------------------------------------------------------
Average Room Rate (1)    $     35.80   $     37.69   $     39.54   $     41.87    $     44.48
---------------------------------------------------------------------------------------------

     (1)  Includes telephone, vending and movie revenues.

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

     Each of Supertel's 62 motels has an on-site manager. The manager is generally a resident of the local community. Supertel management is in daily contact with each motel manager. Supertel's motels with 80 or fewer rooms employ an average of 12 housekeeping and maintenance employees and its motels with more than 80 rooms employ an average of 16 housekeeping and maintenance employees.

     Supertel's training personnel conducts training of all motel staff members including motel managers, motel desk clerks and motel housekeepers. Supertel's employee training emphasizes its guest safety programs which include room key control, outside lighting and security cameras for monitoring motel premises.

CUSTOMERS AND MARKETING

     During 1997, the Company rented 1,041,904 rooms. Over 67% of its guests were members of the VIP Club, a popular guest program developed by Super 8 Motels, Inc. The members of the VIP Club receive room discounts upon presentation of their club card at check-in and check cashing privileges in addition to other benefits. Supertel's marketing efforts include VIP Club enrollment drives and VIP enrollment contests among desk clerks.

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


                               1995             1996             1997
                               ----             ----             ----
All Super 8 motels             1.43             1.41             1.38
 .................

Supertel-owned motels          1.17             1.15             1.14
 .................


     Super 8 Motels, Inc. also conducts four unannounced inspections of each motel per year, one each quarter. The inspection scores shown below are the average for the year. A score of 0 to 50 is graded as excellent, 51 to 300 is graded good, 301 to 500 is graded average and above 500 is graded unacceptable.

                                         1995             1996             1997
                                         ----             ----             ----
All Super 8 motels .................      173              187              180
Supertel-owned motels (all motels)..       52               61               65
Supertel-owned motels (properties
  owned/opened more than one year)..       38               61               65


MOTEL PROPERTIES

     Certain information for the 62 motels owned by Supertel at February 1, 1998 is set forth below. All motels are Super 8 motels except as noted.


LOCATION                               DATE OPENED              ROOMS IN MOTEL
--------                               -----------              --------------
NEBRASKA
--------

     Columbus                          12/31/81                        63
     O'Neill                           7/30/82                         53
     Omaha                             2/18/83                        116
     Lincoln                           purchased 8/1/83                83
     Lincoln                           10/29/83                       135
     Omaha                             5/23/86                         74
     Wayne                             6/8/92                          41
     Omaha                             12/29/93                       101
     Norfolk                           purchased 11/2/94               66

IOWA
----

     Creston                           9/19/78                         84
     Keokuk                            2/2/85                          62
     Iowa City                         12/21/85                        87
     Oskaloosa                         12/31/85                        51
     Burlington                        12/30/86                        63
     Clinton                           1/25/88                         63
     Mt. Pleasant                      8/29/88                         55
     Pella                             3/15/90                         41
     Storm Lake                        10/11/90                        59
     Muscatine                         purchased 1/4/95                63
     Ft. Madison                       purchased 1/4/95                42

KANSAS
------

     Hays                              5/31/87                         78
     Pittsburg                         8/14/87                         64
     Manhattan                         11/23/87                        87
     Wichita                           2/17/89                        120
     Lenexa                            12/22/89                       101
     Garden City                       purchased 6/1/91                61
     El Dorado                         1/16/92                         49
     Wichita                           purchased 11/7/94               60
     Parsons                           purchased 3/15/96               48



LOCATION                               DATE OPENED              ROOMS IN MOTEL
--------                               -----------              --------------
MISSOURI
--------

     Kirksville                        8/28/86                         64
     Sedalia                           3/6/87                          87
     Moberly                           purchased 8/1/87                60
     Marshall                          5/6/88                          54
     Kingdom City                      6/6/89                          62
     West Plains                       11/5/90                         49
     Jefferson City                    7/2/91                          80

TEXAS
-----

     College Station                   6/21/94                         90
     Waco                              6/21/94                         78
     Irving                            2/10/95                        104
     Plano                             10/3/95                        102
     McKinney                          12/21/95                        80
     Denton                            4/11/96                         80
     Wichita Falls                     6/4/96                         104
     Grapevine                         6/4/96                         102
     Bedford                           8/15/96                        114
     Los Colinas (Wingate Inn)         4/1/97                         101
     Houston (Wingate Inn)             8/22/97                        101

SOUTH DAKOTA
------------

     Watertown                         purchased 7/15/94               58

ILLINOIS
--------

     Macomb                            purchased 1/17/95               41
     Jacksonville                      purchased 3/22/95               43

ARKANSAS
--------

     Russellville                      3/21/91                         63
     Mountain Home                     4/13/92                         41
     Batesville                        10/6/92                         49
     Fayetteville                      5/17/93                         83


LOCATION                               DATE OPENED              ROOMS IN MOTEL
--------                               -----------              --------------
ARIZONA
-------

     Bullhead City (Independent)       4/28/84                         76

WISCONSIN
---------

     Portage                           purchased 6/13/96               61
     Antigo                            purchased 7/2/96                52
     Shawano                           purchased 7/2/96                55
     Minocqua (Comfort Inn)            purchased 7/2/96                51
     Sheboygan (Comfort Inn)           purchased 7/30/96               59
     Tomah                             purchased 8/14/96               64
     Menomonie                         purchased 4/1/97                81
                                                                     -----
                                                                     4,459

RELATIONSHIP WITH SUPER 8 MOTELS, INC.

     Supertel's motel properties are each operated pursuant to a franchise agreement with Super 8 Motels, Inc. Super 8 Motels, Inc., with corporate offices located in Aberdeen, South Dakota, is a subsidiary of Cendant
Corp., a publicly-owned franchisor of hotels and motels, including Days
Inn, Howard Johnson, Knights Inn, Ramada, Travelodge, Villager Lodge, Wingate Inn and Super 8. There were 1,617 Super 8 motels operating as of December 31, 1997.

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

     Members of Super 8 Motels, Inc.'s VIP Club program rented over 67% of Supertel's motel rooms during 1997. The 5,035,265 members of the VIP
Club receive room rate discounts upon presentation of their club card at check-in and check cashing privileges in addition to other benefits. Super 8 guarantees any losses that Supertel may incur from checks written by VIP Club cardholders.

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


RELATIONSHIP WITH WINGATE INNS, L.P.

     Supertel signed an agreement with Wingate Inns, L.P. in December 1995 which provides rights for Supertel to develop five Wingate Inns in the Dallas/Ft.Worth and Houston metropolitan areas through June 30, 1998. Wingate Inns, L.P. is an affiliate of Cendant Corp., a publicly-held corporation. Super 8 Motels, Inc. is also an affiliate of Cendant Corp.

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

EMPLOYEES

     As of December 31, 1997 Supertel had 1,129 employees. The corporate staff consisted of 59 employees involved in development/construction, operations/training, and purchasing and accounting. The motel-level employees included 71 managers and assistant managers/relief managers, 405 desk clerks, 533 housekeepers and shuttle drivers and 61 maintenance employees. Approximately 46% of the desk clerks and housekeepers are part-time employees. The number of Supertel employees varied during 1997 from a low of 1,113 employees to a high of 1,446 employees due to the seasonal nature of the motel business and the addition of motels during the year. None of the employees is covered by a collective bargaining agreement. Supertel considers its relations with employees to be good.

FINANCIAL INFORMATION ABOUT FOREIGN OPERATIONS AND EXPORT SALES

     Supertel has no foreign locations or export sales.

EXECUTIVE OFFICERS OF SUPERTEL

     The executive officers of Supertel at February 28, 1998 are listed below, together with their ages and all Company positions and offices held by them.


      NAME                    AGE                   POSITION
      ----                    ---                   --------
Paul J. Schulte                64        Director, President and Treasurer

Steve H. Borgmann              52        Director, Executive Vice President
                                         and Chief Operating Officer

Richard L. Herink              44        Director, Executive Vice President

Troy Beatty                    33        Senior Vice President and Chief
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of stockholders of Supertel during the fourth quarter of the fiscal year ended December 31, 1997.

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS.

     The sections entitled "Quarterly Financial Information (Unaudited)" on page 20 and "Common Stock" on page 21 of the 1997 Annual Report are incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

     The section entitled "Selected Financial Statement Data" on page 5 of the 1997 Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 8 of the 1997 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Supertel Hospitality, Inc. and subsidiaries, and the independent auditors' report thereon, are incorporated herein by reference to pages 9 through 19 of the 1997 Annual Report. Certain supplementary data is incorporated herein by reference to the section entitled "Quarterly Financial Information (Unaudited)" on page 20 of the 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There has been no change in Supertel's independent accountants during the two most recent fiscal years.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The section entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The sections entitled "Director Meetings and Compensation", "Summary Compensation Table", "Option Grants in 1997", and "Option Exercises in Fiscal 1997 and Year-End Values" in the 1998 Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The section entitled "Certain Stockholders" in the 1998 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN TRANSACTIONS AND RELATIONSHIPS.

     The section entitled "Certain Agreements and Transactions" in the 1998 Proxy Statement is incorporated herein by reference.


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

     (b) REPORTS ON FORM 8-K. Supertel did not file any reports on Form 8-K during the last quarter of its fiscal year ended December 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norfolk, State of Nebraska, on the 23rd day of March, 1998.

                                   Supertel Hospitality, Inc.


                                   By: /s/ Paul J. Schulte
                                       ----------------------------------------
                                       Paul J. Schulte, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Supertel Hospitality, Inc. and in the capacities indicated on the 23rd day of March, 1998.


/s/ Paul J. Schulte              Director and Chief Executive Officer
---------------------------
Paul J. Schulte

/s/ Steve H. Borgmann            Director, Executive Vice President and
---------------------------        Chief Operating Officer
Steve H. Borgmann

/s/ Richard Herink               Director and Executive Vice President
---------------------------
Richard Herink

/s/ Troy Beatty                  Senior Vice President (Chief Financial
---------------------------        Officer and Principal Accounting Officer)
Troy Beatty


/s/ Joseph Caggiano              Director
---------------------------
Joseph Caggiano

/s/ Loren Steele                 Director
---------------------------
Loren Steele

SHAREHOLDER INFORMATION
DIRECTORS/OFFICERS


CORPORATE OFFICE
Supertel Hospitality, Inc.
309 North 5th Street
P.O. Box 1448
Norfolk, NE 68702-1448
Telephone 402-371-2520
Fax 402-371-4229


ANNUAL MEETING
The 1998 annual meeting of stockholders will be held on May 1, 1998 at 2 p.m. central time at the Doubletree Inn, 1616 Dodge Street, Omaha, NE 68102.


AVAILABILITY OF 10-K REPORT
Stockholders may obtain a copy of Supertel's Form 10-K
Annual Report for 1997 by writing the investor relations contact at the corporate office.


INVESTOR RELATIONS CONTACT
Troy M. Beatty
Chief Financial Officer
Telephone 402-371-2520
Fax 402-371-4229


COMMON STOCK
The common stock is traded on the NASDAQ National
Market System under the symbol SPPR. On March 13,
1998, there were approximately 1,225 beneficial owners of the company's common stock.


STOCK TRANSFER AGENT
First National Bank of Omaha, Omaha, NE

INDEPENDENT AUDITORS
KPMG Peat Marwick LLP, Omaha, NE

LEGAL COUNSEL
McGarth, North, Mullin & Kratz, PC
Omaha, NE




Directors

Joseph Caggiano
Vice Chairman Emeritus
Bozell, Jacobs, Kenyon & Eckhardt, Inc.

Loren Steele
Director, Super 8 Motels, Inc.
Chairman, International Franchise Association


Paul Schulte
President and Chief Executive Officer
Supertel Hospitality, Inc.

Steve Borgmann
Executive Vice President and Chief Operating Officer
Supertel Hospitality, Inc.

Richard Herink
Executive Vice President
Supertel Hospitality, Inc.



OFFICERS

Paul Schulte
President and Chief Executive Officer

Steve Borgmann
Executive Vice President and Chief Operating Officer

Richard Herink
Executive Vice President

Troy M. Beatty
Senior Vice President and Chief Financial Officer

Steve Gilbert
Senior Vice President of Purchasing

Karen Schulte
Senior Vice President of Administration

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

  4.1       Revolving Term Promissory Note and Loan Agreement
            (Modified and Extended) dated December 30, 1996 between
            Supertel and First Bank National Association, incorporated herein by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  4.2       Modification to Revolving Term Promissory Note and Loan
            Agreement dated June 24, 1997 between Supertel and First
            Bank National Association......................................

  4.3       Term Loan Agreement dated May 9, 1997 between Supertel and
            First Bank National Association, incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997.

  4.4       Loan Agreement dated October 13, 1994 between Supertel and
            Iowa State Savings Bank, incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1994.

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




EXHIBIT                  DESCRIPTION                                   PAGE
-------                  -----------                                   ----

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

  10.6 Supertel's 1994 Stock Option Plan, incorporated herein by reference to the Registration Statement.

  10.7      Supertel's 1997 Stock Plan..................................

  10.8 Employment Agreements dated May 1, 1995 between Supertel and each of Paul J. Schulte and Steve H. Borgmann, incorporated herein by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1995.

  10.9 Employment Agreement dated November 6, 1995 between Supertel and Richard L. Herink, incorporated herein by reference to the Company's annual report on Form 10-K for the year ended December 31, 1995.

  13.1      Supertel's Annual Report to Stockholders for the fiscal
            year ended December 31, 1997................................

  21.1      List of Subsidiaries........................................

  23.1      Consent of KPMG Peat Marwick LLP............................


     Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to long-term debt are not filed with this annual report on Form 10-K. Supertel will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

     Management contracts and compensatory plans are set forth as exhibits
10.6 through 10.9.