Form 10-Q
period 1998-03-31
SUPERTEL HOSPITALITY INC
filed 1998-05-15
CIK 919640

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                         ---------------------------
                                  FORM 10-Q
                         ---------------------------

     (Mark One)

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1998.

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

                Yes (X)                              No  ( )


As of March 31, 1998, there were 4,840,000 common shares of the registrant outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

===============================================================================
                                                    March 31,
                                                      1998         December 31,
                    ASSETS                         (Unaudited)        1997
-------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                       $    764,834      9,532,430
  Accounts receivable                                1,203,959      1,157,372
  Prepaid expenses                                     895,536        492,998
  Recoverable income taxes                                   -        148,925
-------------------------------------------------------------------------------
Total current assets                                 2,864,329     11,331,725
-------------------------------------------------------------------------------
Property and equipment, at cost                    109,213,544    108,740,409
Less accumulated depreciation                       19,319,248     18,365,073
-------------------------------------------------------------------------------
Net property and equipment                          89,894,296     90,375,336
-------------------------------------------------------------------------------
Other assets:
  Intangible assets                                  1,468,413      1,515,858
  Other assets                                         163,227        182,725
-------------------------------------------------------------------------------
Total other assets                                   1,631,640      1,698,583
-------------------------------------------------------------------------------
                                                  $ 94,390,265    103,405,644
===============================================================================

         LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                $  1,336,570        771,569
  Accrued expenses:
    Real estate taxes                                1,356,984      1,702,126
    Income taxes payable                               155,210              -
    Other                                            1,886,555      1,631,142
-------------------------------------------------------------------------------
Total accrued expenses                               4,735,319      4,104,837
-------------------------------------------------------------------------------
  Current installments of long-term debt             2,205,435      1,942,380
-------------------------------------------------------------------------------
Total current liabilities                            6,940,754      6,047,217
-------------------------------------------------------------------------------
Deferred income taxes                                  583,400        514,900
Long-term debt, excluding current installments      52,983,773     63,534,321
Other long-term liabilities                            440,278        448,611

Stockholders' equity:
  Preferred stock, $1.00 par value.
    Authorized 1,000,000 shares; none issued                 -              -
  Common stock, $0.01 par value.
    Authorized 10,000,000 shares; issued
    and outstanding 4,840,000 shares                    48,400         48,400
  Additional paid-in capital                        18,346,529     18,346,529
  Retained earnings                                 15,047,131     14,465,666
-------------------------------------------------------------------------------
Total stockholders' equity                          33,442,060     32,860,595

Commitments and contingency
-------------------------------------------------------------------------------
                                                  $ 94,390,265    103,405,644
===============================================================================


See accompanying notes to condensed consolidated financial statements.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)

===============================================================================
                                                      Three-month period
                                                        ended March 31,
                                                  ---------------------------
                                                      1998            1997
-------------------------------------------------------------------------------
Motel revenues:
  Lodging revenues                                $ 10,533,617      8,737,244
  Other lodging activities                             370,675        328,436
-------------------------------------------------------------------------------
Total motel revenues                                10,904,292      9,065,680
-------------------------------------------------------------------------------
Direct operating expenses:
  Payroll and payroll taxes                          2,779,867      2,374,762
  Royalties and advertising fund                       645,635        574,756
  Other lodging                                      3,044,067      2,902,973
-------------------------------------------------------------------------------
Total lodging expenses                               6,469,569      5,852,491
  Other lodging activities                             269,530        235,121
  Depreciation and amortization                      1,113,272        901,336
  General and administrative                           999,863        720,634
-------------------------------------------------------------------------------
Total direct operating expenses                      8,852,234      7,709,582
-------------------------------------------------------------------------------
Operating income                                     2,052,058      1,356,098
-------------------------------------------------------------------------------
Other income (expenses):
  Interest expense                                  (1,101,009)    (1,050,937)
  Miscellaneous income and other expenses               18,051         57,097
-------------------------------------------------------------------------------
                                                    (1,082,958)      (993,840)
-------------------------------------------------------------------------------
Income before income taxes                             969,100        362,258

Income tax expense                                     387,635        144,898
-------------------------------------------------------------------------------
Net income                                        $    581,465        217,360
===============================================================================
Net income per share - basic and diluted          $        .12            .05
===============================================================================
Weighted average shares outstanding                  4,840,000      4,840,000
===============================================================================

See accompanying notes to condensed consolidated financial statements.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)

===============================================================================
                                                      Three-month period
                                                        ended March 31,
                                                  ---------------------------
                                                      1998            1997
-------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                      $    581,465        217,360
  Adjustments to reconcile net income to net cash
    provided by operating activties
      Depreciation                                   1,029,113        822,126
      Amortization                                      84,159         79,210
      (Gain) loss on sale of property
         and equipment                                  18,802         (3,395)
      Deferred income taxes                             68,500            -
      (Increase) decrease in current assets:
         Accounts receivable                           (46,587)        (4,288)
         Prepaid expenses                             (402,538)       (84,229)
         Recoverable income taxes                      148,925        136,900
      Increase in current liabilites:
         Accounts payable                              565,001        935,575
         Accrued expenses                               65,481        124,684
-------------------------------------------------------------------------------
Net cash provided by operating activities            2,112,321      2,223,943
-------------------------------------------------------------------------------

Cash flows from investing activities:
  Additions to property and equipment                 (569,086)    (3,674,845)
  Additions to intangibles and other assets            (17,216)       (43,876)
  Proceeds from sale of property and equipment           2,211          9,459
-------------------------------------------------------------------------------
Net cash used in investing ativities                  (584,091)    (3,709,262)
-------------------------------------------------------------------------------
Cash used in financing activities -
  Repayments of long-term debt and other
    financing sources                              (10,295,826)    (4,482,293)
-------------------------------------------------------------------------------

Net decrease in cash and cash equivalents           (8,767,596)    (5,967,612)

Cash and cash equivalents at beginning of year       9,532,430      6,487,764
-------------------------------------------------------------------------------
Cash and cash equivalents at end of year          $    764,834        520,152
===============================================================================


See accompanying notes to condensed consolidated financial statements.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

===============================================================================

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The condensed consolidated balance sheet as of March 31, 1998 and the condensed consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997 have been prepared by Supertel Hospitality, Inc. (the "Company"), without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at March 31, 1998 and for all periods presented.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended December 31, 1997. The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

2. NET INCOME PER SHARE

   For the three-month periods ended March 31, 1998 and 1997, basic net income per share was calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share was computed using the weighted average number of common shares outstanding during the period and dilutive potential common shares outstanding during the period.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                                     OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     This report contains certain forward-looking statements and information relating to Supertel that are based on the beliefs of Supertel management as well as assumptions made by and information currently available to Supertel management. Such statements reflect the current views of Supertel with respect to future events and are subject to certain risks, uncertainties and assumptions, including "Certain Business Factors" described in Supertel's 1997 Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as believed, estimated or expected.

RESULTS OF OPERATIONS

  FOR THE FIRST QUARTER ENDED MARCH 31, 1998 AND 1997

     Total motel revenues for the first quarter of 1998 were $10,904,292, an increase of $1,838,612 or 20.3%, over total revenues of $9,065,680 for the first quarter of 1997. The increase was primarily due to an increase of $1,796,373 in revenues from lodging operations. Revenues from other lodging activities, which consist of telephone, vending and movie revenues, increased $42,239. Revenue increases were affected by the opening of two new motels in Texas, the acquisition of one property in Wisconsin and an addition to one existing property in Nebraska. The Company's room count was 4,454 at the end of the first quarter.

     The increase in revenues from lodging operations for the first quarter of 1998 resulted primarily from renting 241,060 rooms, an increase of 21,979 or 10.0%, over the 219,081 rooms rented in the first quarter of 1997. Rooms available in the first quarter of 1998 were 400,927, an increase of 27,008 or 7.2% over rooms available of 373,919 in the first quarter of 1997. Occupancy as a percentage of rooms available during the comparable three-month periods increased from 58.6% to 60.1%.

     Occupancy as a percentage of rooms available in seasoned properties (those owned/opened over one year) was essentially unchanged at 60.1% versus 60.0% for the same period last year. Management believes the factors contributing to higher occupancy in the first quarter include the success of initiatives introduced in 1997, including the open-book management system, a strong economy and winter weather.

     The revenue increase also reflected an increase in the average daily room rate. An average daily room rate of $45.23 was achieved for the first quarter of 1998 compared to $41.38 for the first quarter of 1997, an increase of $3.85 or 9.3% per rented room. The increase in revenues from other lodging activities resulted from the increase in the number of rooms rented. Revenue per available room for the first quarter of 1998 increased to $27.20 from $24.25, an increase of $2.95 or 12.2%.

     Lodging expenses for the first quarter of 1998 were $6,469,569, an increase of $617,078 or 10.5%, over the $5,852,491 for the first quarter of 1997. The increase in lodging expenses was due primarily to the increase in the number of rooms rented. Lodging expense as a percentage of motel revenues decreased from 64.6% to 59.3% during the comparable three-month periods. This decrease resulted from the success of initiatives introduced in 1997, including the open-book management system.

     Depreciation and amortization expense for the first quarter of 1998 was $1,113,272, an increase of $211,936 or 23.5%, from the $901,336 for the first quarter of 1997. This increase was due to an increase in the number of motel properties.

     General and administrative expenses for the first quarter of 1998 were $999,863, an increase of $279,229 or 38.7%, over general and administrative expenses of $720,634 for the first quarter of 1997. General and administrative expenses as a percentage of motel revenue increased to 9.2% in the first quarter of 1998 from 7.9% in the first quarter of 1997. The percentage increase was due primarily to writing off some development expenses in the first quarter. These were costs associated with acquisition due diligence for properties that will not be acquired.

     Interest expense for the first quarter of 1998 was $1,101,009, an increase of $50,072 or 4.8%, over $1,050,937 for the first quarter of 1997. Average borrowings for the first quarter of 1998 increased to $55,667,035 from $54,782,072 in the same quarter 1997, an increase of $884,963 or 1.6%. The increase was primarily due to borrowing for the construction of new properties, acquisitions and site development activities. Long-term debt (including current installments) at March 31, 1998 was $52,983,773.

     Net income for the first quarter of 1998 from continuing operations was $581,465, or $.12 per share versus net income of $217,360, or $.05 per share, for the corresponding period in 1997. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the first quarter of 1998 were $3,183,381, an increase of $868,850 or 37.5% over EBITDA of $2,314,531 for the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Supertel's growth has been financed through a combination of cash provided from operations and long-term debt financing. Cash provided from operations was $2,112,321 for the first quarter of 1998 and $2,223,943 for the first quarter of 1997. Supertel requires capital principally for the construction, acquisition and improvement of lodging facilities. Capital expenditures for such purposes were $569,086 in the first quarter of 1998 and $3,674,845 in the first quarter of 1997.

     Long-term debt (excluding current installments of long-term debt) was $52,983,773 at March 31, 1998 and $63,534,321 at December 31, 1997. Supertel's
current installments of long-term debt were $2,205,435 at March 31, 1998 and $1,942,380 at December 31, 1997. Supertel's loan agreements contain certain restrictions and covenants related to, among other things, minimum debt service, maximum debt per motel room and maximum debt to tangible net worth.
At March 31, 1998, Supertel was in compliance with these covenants.

     Supertel maintains a $25,000,000 line of credit, with an outstanding balance of $13,762,961 (classified as long-term debt) at March 31, 1998. Supertel's ratio of long-term debt (including current installments) to long-term debt and stockholders' equity was 62.3% at March 31, 1998, compared to 66.6% at December 31, 1997.

     Supertel plans to construct and/or acquire an aggregate of approximately 400 - 600 motel rooms in 1998 and expects approximately $14,000,000 - $19,000,000 of capital funds will be necessary to finance such construction. Supertel believes that a combination of cash flow from operations, the use of funds from its line of credit, securing new short- and long-term facilities and the ability to leverage unencumbered properties will be sufficient to fund scheduled development and debt repayments.

                         PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Supertel's annual meeting of stockholders was held on May 1, 1998. The stockholders elected five directors and ratified the appointment of independent public accountants. Voting on these matters was as follows:

     1. ELECTION OF DIRECTORS:

                                                          FOR     WITHHELD

        Paul Schulte................................   4,298,762   11,524
        Steve Borgmann..............................   4,298,762   11,524
        Joseph Caggiano.............................   4,298,762   11,524
        Loren Steele................................   4,298,762   11,524
        Rich Herink.................................   4,298,762   11,524


     2. RATIFICATION OF THE APPOINTMENT OF KPMG PEAT MARWICK AS INDEPENDENT ACCOUNTANTS FOR FISCAL YEAR 1998:

        FOR.........................................   4,300,237
        AGAINST.....................................       9,224
        ABSTAIN.....................................         825

ITEM 5. OTHER INFORMATION

     On March 18, 1998, Supertel announced that it was engaged in discussions regarding a possible business combination with a publicly-traded company pursuant to which Supertel stockholders would receive cash and common stock of the other company. Supertel announced on April 27, 1998 that such discussions were continuing, and such discussions continue as of the date of this report. The completion of a definitive agreement and consummation of a transaction are subject to a number of uncertainties, including results of due diligence by both companies, and would be subject to approval by Supertel's board of directors and stockholders. There can be no assurance an agreement can be reached, or that if an agreement is entered into, that any transaction will be consummated.

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

                                         SUPERTEL HOSPITALITY, INC.

                                         By: /s/ Troy M. Beatty
                                             -----------------------
                                             Troy M. Beatty
DATED this 13th day of May 1998.             Chief Financial Officer