Form 10-Q
period 1998-06-30
SUPERTEL HOSPITALITY INC
filed 1998-08-14
CIK 919640

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          - - - - - - - - - - - - - -
                                   FORM 10-Q
                          - - - - - - - - - - - - - -

   (Mark One)

     ( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1998.

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

               Yes ( X )                                    No  (   )


As of June 30, 1998, there were 4,840,400 common shares of the registrant outstanding.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets


=========================================================================================================
                                                                                  June 30,
                                                                                    1998     December 31,
                                   ASSETS                                       (Unaudited)     1997
---------------------------------------------------------------------------------------------------------
 Current assets:
   Cash and cash equivalents                                                   $  1,064,806    9,532,430
   Accounts receivable                                                            1,320,115    1,157,372
   Prepaid expenses                                                               1,018,050      492,998
   Recoverable income taxes                                                               -      148,925
---------------------------------------------------------------------------------------------------------
 Total current assets                                                             3,402,971   11,331,725
---------------------------------------------------------------------------------------------------------
 Property and equipment, at cost                                                109,908,072  108,740,409
 Less accumulated depreciation                                                   20,253,334   18,365,073
---------------------------------------------------------------------------------------------------------
 Net property and equipment                                                      89,654,738   90,375,336
---------------------------------------------------------------------------------------------------------
 Other assets:
   Intangible assets                                                              1,434,111    1,515,858
   Other assets                                                                     175,172      182,725
---------------------------------------------------------------------------------------------------------
 Total other assets                                                               1,609,283    1,698,583
---------------------------------------------------------------------------------------------------------
                                                                               $ 94,666,992  103,405,644
=========================================================================================================
                     LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------------------
 Current liabilities:
   Accounts payable                                                            $  1,398,408      771,569

   Accrued expenses:
    Real estate taxes                                                             1,631,757    1,702,126
    Income taxes payable                                                            864,727            -
    Other                                                                         2,302,842    1,631,142
---------------------------------------------------------------------------------------------------------
 Total accrued expenses                                                           4,799,326    3,333,268
---------------------------------------------------------------------------------------------------------
   Current installments of long-term debt                                         2,293,469    1,942,380
---------------------------------------------------------------------------------------------------------
 Total current liabilities                                                        8,491,203    6,047,217
---------------------------------------------------------------------------------------------------------
 Deferred income taxes                                                              652,600      514,900
 Long-term debt, excluding current installments                                  49,971,452   63,534,321
 Other long-term liabilities                                                        431,945      448,611

 Stockholders' equity:
   Preferred stock, $1.00 par value. Authorized 1,000,000 shares; none issued             -            -
   Common stock, $0.01 per value. Authorized 10,000,000 shares; issued
    and outstanding 4,840,400 shares in 1998 and 4,840,000 shares in 1997            48,404       48,400
   Additional paid-in capital                                                    18,351,525   18,346,529
   Retained earnings                                                             16,719,863   14,465,666
---------------------------------------------------------------------------------------------------------
 Total stockholders' equity                                                      35,119,792   32,860,595

 Commitments and contingency
---------------------------------------------------------------------------------------------------------
                                                                               $ 94,666,992  103,405,644
=========================================================================================================

 See accompanying notes to condensed consolidated financial statements.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(Unaudited)


==================================================================================================
                                                 Three-month period          Six-month period
                                                   ended June 30,             ended June 30,
                                                 ------------------         ------------------
                                                 1998          1997         1998          1997
--------------------------------------------------------------------------------------------------
Motel revenues:
 Lodging revenues                             $13,139,131   11,926,389   23,672,748    20,663,633
 Other lodging activities                         398,237      390,862      768,912       719,298
--------------------------------------------------------------------------------------------------
Total motel revenues                           13,537,368   12,317,251   24,441,660    21,382,931
--------------------------------------------------------------------------------------------------
Direct operating expenses:
 Payroll and payroll taxes                      3,132,034    2,797,275    5,911,901     5,172,037
 Royalties and advertising fund                   812,157      794,540    1,457,792     1,369,296
 Other lodging                                  3,236,930    3,141,102    6,280,997     6,044,075
--------------------------------------------------------------------------------------------------
Total lodging expenses                          7,181,121    6,732,917   13,650,690    12,585,408

 Other lodging activities                         286,595      261,237      556,125       496,358
 Depreciation and amortization                  1,076,322    1,009,835    2,189,594     1,911,171
 General and administrative                     1,159,663      871,167    2,159,526     1,591,801
--------------------------------------------------------------------------------------------------
Total direct operating expenses                 9,703,701    8,875,156   18,555,935    16,584,738
--------------------------------------------------------------------------------------------------
Operating income                                3,833,667    3,442,095    5,885,725     4,798,193
--------------------------------------------------------------------------------------------------
Other income (expenses):
 Interest expense                              (1,050,186)  (1,184,905)  (2,151,195)   (2,235,842)
 Miscellaneous income and other expenses            4,411      (16,189)      22,462        40,908
--------------------------------------------------------------------------------------------------
                                               (1,045,775)  (1,201,094)  (2,128,733)   (2,194,934)
--------------------------------------------------------------------------------------------------
Income before income taxes                      2,787,892    2,241,001    3,756,992     2,603,259

Income tax expense                              1,115,160      896,400    1,502,795     1,041,298
--------------------------------------------------------------------------------------------------
Net income                                    $ 1,672,732    1,344,601    2,254,197     1,561,961
==================================================================================================
Net income per share - basic and diluted      $       .35          .28          .47           .32
==================================================================================================
Weighted average shares outstanding             4,840,026    4,840,000    4,840,013     4,840,000
==================================================================================================


See accompanying notes to condensed consolidated financial statements.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited)


================================================================================================
                                                                         Six-month period
                                                                          ended June 30,
                                                                  ------------------------------
                                                                       1998             1997
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                                                       $  2,254,197       1,561,961
 Adjustments to reconcile net income to net cash
  provided by operating activities
   Depreciation                                                      2,068,589       1,746,626
   Amortization                                                        121,005         164,545
   Loss on sale of property and equipment                               42,291          21,463
   Deferred income taxes                                               137,700         201,000
   (Increase) decrease in current assets:
     Accounts receivable                                              (162,743)       (428,110)
     Prepaid expenses                                                 (525,052)       (290,049)
     Recoverable income taxes                                          148,925         204,803
    Increase in current liabilities:
     Accounts payable                                                  626,839         488,320
     Accrued expenses                                                  601,331       1,373,692
     Income taxes payable                                              864,727         458,252
------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            6,177,809       5,502,503
------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Additions to property and equipment                                (1,395,126)     (8,928,492)
 Additions to intangibles and other assets                             (31,705)       (181,907)
 Proceeds from sale of property and equipment                            4,844          16,731
------------------------------------------------------------------------------------------------
Net cash used in investing activities                               (1,421,987)     (9,093,668)
------------------------------------------------------------------------------------------------
Cash flows from financing activities:
 Repayments of long-term debt                                      (28,245,052)    (21,628,415)
 Proceeds from long-term debt                                       15,016,606      19,635,719
 Proceeds from exercise of stock options                                 5,000               -
------------------------------------------------------------------------------------------------
Net cash used in financing activities                              (13,223,446)     (1,992,696)
------------------------------------------------------------------------------------------------
Net decrease in cash and cash equivalents                           (8,467,624)     (5,583,861)

Cash and cash equivalents at beginning of period                     9,532,430       6,487,764
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                        $  1,064,806         903,903
================================================================================================

See accompanying notes to condensed consolidated financial statements.

SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

--------------------------------------------------------------------------------

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of June 30, 1998 and the condensed consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1998 and 1997 have been prepared by Supertel Hospitality, Inc. (the "Company"), without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at June 30, 1998 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended December 31, 1997. The results of operations for the three-month and six-month periods ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

2.   NET INCOME PER SHARE

     For the three-month and six-month periods ended June 30, 1998 and 1997, basic net income per share was calculated based on the weighted average number of common shares outstanding during the period. Diluted net income per share was computed using the weighted average number of common shares outstanding during the period and dilutive potential common shares outstanding during the period.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     This report contains certain forward-looking statements and information relating to Supertel that are based on the beliefs of Supertel's management as well as assumptions made by and information currently available to Supertel's management. Such statements reflect the current views of Supertel with respect to future events and are subject to certain risks, uncertainties and assumptions, including the business factors described in Supertel's 1997 Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as believed, estimated or expected.

RECENT DEVELOPMENTS

     On June 4, 1998, PMC Commercial Trust (AMEX: PCC) and Supertel announced that they had entered into an Agreement and Plan of Merger pursuant to which Supertel will merge with and into PMC Commercial. The consideration to be paid by PMC Commercial would be 0.6 common shares of PMC Commercial (the "Common Shares") for each share of Supertel, subject to an adjustment in the event the average trading price of the Common Shares for the ten trading days ending five days before the respective shareholder meetings to approve the merger drops below $17.50 or increases above $24.00. The merger has been approved by the boards of both companies, and is subject to a number of conditions, including approval by the shareholders of PMC Commercial and the stockholders of Supertel.

     Additionally, the agreement provides that the stockholders of Supertel will receive a preclosing dividend of certain of Supertel's earnings and profits which, if less than $3.00 per share of Supertel Common Stock, allows Supertel to terminate the agreement. The special dividend would be payable only if the merger occurs. The merger is expected to be consummated in October 1998.

     The 62 hotels (containing 4,453 rooms) acquired by PMC Commercial pursuant to the merger will be leased to Norfolk Hospitality Management Co. (the "Lessee"), an entity to be owned by certain officers and employees of Supertel. The Lessee will pay an annual base rent of $15,000,000 (including certain reserve requirements of $600,000) plus additional rent in the amount of 20% of every dollar of annual gross revenues in the excess of $42,000,000 and 25% of every dollar of gross revenues in excess of $50,000,000. The lease agreement has a five year initial term with options for additional two year terms.

     A complaint (the "Complaint") was filed against Supertel, the members of its board of directors, and PMC Commercial in the Delaware Court of Chancery in New Castle County on June 16, 1998. The Complaint was purportedly filed on behalf of a stockholder of Supertel, and seeks certification as a class action. The Complaint alleges, among other things, that by entering into a merger agreement and related agreements with PMC Commercial, Supertel's board of directors did not act in good faith and in compliance with their fiduciary duties to Supertel's stockholders. The Complaint seeks to enjoin the proposed merger of Supertel with PMC Commercial, rescission of the contemplated merger, if consummated, and/or compensatory damages, attorneys fees, and other relief. Supertel believes that there is no merit to the allegations of the Complaint and intends to vigorously defend the action.

RESULTS OF OPERATIONS

  FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Total motel revenues for the second quarter were $13,537,368, an increase of $1,220,117 or 9.9%, over total revenues of $12,317,251 for the second quarter of 1997. Total motel revenues for the first six months were $24,441,660, an increase of $3,058,729 or 14.3% over the total revenues of $21,382,931 for the first six months of 1997. The increase for the second quarter was primarily due to an increase of $1,212,742 in revenues from lodging operations and $7,375 from other lodging activities (which consist of telephone, vending and movie revenue). The increase for the first six months was primarily due to an increase of $3,009,115 in revenue from lodging operations and $49,614 from other lodging activities.

     The increase in revenues from lodging operations for the second quarter resulted primarily from renting 286,555 rooms in 1998 compared to 274,250 rooms in the second quarter of 1997, an increase of 12,305 or 4.5%. The increase in revenues from lodging operations for the first six months resulted primarily from renting 527,615 rooms in 1998 compared to 493,331 rooms rented in the first six months of 1997, an increase of 34,284 or 6.9%.

     The increase in rooms rented was due in part to the opening of a 101 unit property in the third quarter of 1997 in Houston, Texas. Revenues were also impacted by an increase in the average daily room rate in the second quarter of 1998. An average daily room rate of $47.24 was achieved compared to $44.91 for the second quarter of 1997, an increase of $2.33 or 5.2%. For the first six months, the average daily room rate was $46.32 in 1998 compared to $43.34 for the first six months of 1997, an increase of $2.98 or 6.9%.

     Revenue per available room for the second quarter of 1998 increased to $33.41 from $31.13, an increase of $2.28 or 7.3%. Revenue per available room for the first six months of 1998 increased to $30.32 from $27.78, an increase of $2.54 or 9.1%.

     Motel revenue was also impacted by changes in occupancy. Occupancy as a percentage of rooms available for the second quarter of 1998 increased to 70.7% from 69.3% in the second quarter of 1997. The occupancy percentage in seasoned properties (those owned/opened over one year) increased from 70.4% in the second quarter of 1997 to 71.0% in the second quarter of 1998. Occupancy increased from 64.1% for the first six months of 1997 to 65.5% for the first six months of 1998. Occupancy is seasonal. Occupancy is lowest in the first quarter, increases in the second, peaks in the third and then drops down again in the fourth quarter. The increases in revenue from other lodging activities resulted from the increase in the number of rooms rented.

     Lodging expenses for the second quarter of 1998 were $7,181,121 compared to $6,732,917 for the second quarter of 1997, an increase of $448,204 or 6.7%. Lodging expenses for the first six months of 1998 were $13,650,690 compared to $12,585,408 for the first six months of 1997, an increase of $1,065,282 or 8.5%. The increase in lodging expenses was due primarily to the increase in the number of rooms available to rent and rooms rented. Lodging expenses as a percentage of motel revenues decreased to 53.0% for the second quarter of 1998 from 54.7% in the second quarter of 1997. Lodging expenses as a percentage of motel revenues decreased to 55.9% for the first six months of 1998 from 58.9% for the first six months of 1997. The percentage decrease was due to having a larger revenue base to spread fixed costs over and by improved variable cost controls.

     Depreciation and amortization expenses for the second quarter of 1998 were $1,076,322 compared to $1,009,835 for the second quarter of 1997, an increase of $66,487 or 6.6%. Depreciation and amortization expenses for the first six months of 1998 were $2,189,594 compared to $1,911,171 for the first six months of 1997, an increase of $278,423 or 14.6%. The higher level of depreciation is associated with newly constructed properties and acquisitions.

     General and administrative expenses for the second quarter of 1998 were $1,159,663 compared to $871,167 in the second quarter of 1997, an increase of $288,496 or 33.1%. General and administrative expenses as a percent of sales increased in the second quarter of 1998 to 8.6% from 7.1% of sales in the second quarter of 1997. General and administrative expenses for the first six months of 1998 were $2,159,526 compared to $1,591,801 for the first six months of 1997, an increase of $567,725 or 35.7%. General and administrative expenses as a percent of sales increased in the first six months of 1998 to 8.8% from 7.4% of sales in the first six months of 1997. The percentage increase was due in part to making additional accruals for projected year-end bonuses as part of our new bonus program which ties bonuses to motel net operating income.

     Interest expense decreased by $134,719 or 11.4% for the second quarter of 1998 from $1,184,905 for the second quarter of 1997 to $1,050,186 in 1998.
Interest expense decreased by $84,647 for the first six months of 1998 from $2,235,842 in 1997 to $2,151,195 in 1998 or 3.8%. The decrease was primarily due to reduced development and acquisition activity resulting from fewer acceptable development opportunities and acquisition candidates. Average bank borrowings for the second quarter of 1998 decreased to $53,235,391 from $58,297,477 for the comparable period in 1997, a decrease of $5,062,086 or 8.7%. Bank borrowings at June 30, 1998 were $52,264,921.

     As a result of the aforementioned operating factors and general business conditions, net income for the second quarter of 1998 from continuing operations was $1,672,732 or $.35 per share versus net income of $1,344,601 or $.28 per share for the corresponding period in 1997. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the second quarter of 1998, were $4,914,400, an increase of $478,659 or 10.8% over EBITDA of $4,435,741 for the second quarter of 1997.

     Net income for the six months of 1998 from continuing operations was $2,254,197 or $.47 per share versus net income of $1,561,961 or $.32 per share, for the corresponding period in 1997. EBITDA for the first six months of 1998 were $8,097,781, an increase of $1,347,509 or 20.0% over EBITDA of $6,750,272 for the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Supertel's growth has been financed through a combination of cash provided from operations and long-term debt financing. Cash provided from operations was approximately $6,178,000 for the first six months of 1998 and $5,503,000 for the first six months of 1997. Supertel requires capital principally for the construction, acquisition and improvement of lodging facilities. Capital expenditures for such purposes were approximately $1,395,000 in the first six months of 1998 and approximately $8,928,000 in the first six months of 1997.

     Long-term debt (excluding current installments of long-term debt) was $49,971,452 at June 30, 1998 and $63,534,321 at December 31, 1997. Supertel's
current installments of long-term debt were $2,293,469 at June 30, 1998 and $1,942,380 at December 31, 1997. Supertel's loan agreements contain certain restrictions and covenants related to, among other things, minimum debt service, maximum debt per motel room, and maximum debt to tangible net worth. At June 30, 1998, Supertel was in compliance with these covenants.

     Supertel's ratio of long-term debt (including current installments) to long-term debt and stockholders' equity was 59.8% at June 30, 1998, compared to 66.6% at December 31, 1997.

     Supertel plans to construct/acquire approximately 100-125 motel rooms in 1998 with approximately $3,000,000 - $3,750,000 of capital funds necessary to finance such development. Supertel believes that a combination of cash flow from operations, borrowings available under its line of credit, securing new short- and long-term facilities and the ability to leverage unencumbered properties will be sufficient to fund scheduled development and debt repayment.

     Supertel had 4,448 rooms in operation as of June 30, 1998 compared to 4,359 rooms in operation as of June 30, 1997, a net increase of 89 rooms or 2.0%.

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.


     A.   Exhibits.

     None.


     B.   Reports on Form 8-K.

     Supertel filed a Form 8-K dated June 3, 1998 reporting that (i) Supertel and PMC Commercial Trust ("PMC") had executed an Agreement and Plan of Merger, whereby Supertel will merge with and into PMC and (ii) Supertel entered into an Agreement of Sale with Norfolk Hospitality Management Co. ("Norfolk Hospitality") whereby Norfolk Hospitality will acquire certain assets of Supertel immediately prior to the merger. A press release, Agreement and Plan of Merger and Agreement of Sale were filed as exhibits to the Form 8-K.

     Supertel filed a Form 8-K dated June 16, 1998 reporting that a Complaint (the "Complaint") had been filed against Supertel, the members of the Board of Directors, and PMC in the Delaware Court of Chancery in New Castle County. The Compliant was purportedly filed on behalf of a stockholder of Supertel, and seeks certification as a class action. The Compliant alleges, among other things, that by entering into a merger agreement and related agreements with PMC, Supertel's Board of Directors did not act in good faith and in compliance with their fiduciary duties to the Supertel stockholders. The Complaint seeks to enjoin the proposed merger of Supertel with PMC, rescission of the contemplated merger, if consummated, and/or compensatory damages, attorneys fees and other relief. A copy of the Complaint is attached as an exhibit to the Form 8-K. Supertel believes that there is no merit to the allegations of the Complaint and intends to vigorously defend the action.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                             SUPERTEL HOSPITALITY, INC.



                                             By:_____________________________
                                                Troy Beatty
                                                Chief Financial Officer


DATED this 13th day of August 1998.