Form 10-Q
period 1998-09-30
SUPERTEL HOSPITALITY INC
filed 1998-11-13
CIK 919640

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          - - - - - - - - - - - - - -
                                   FORM 10-Q
                          - - - - - - - - - - - - - -

     (Mark One)

     ( X )   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Quarterly Period Ended September 30, 1998.

or

     (   )   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.


Commission file number:  0-23536
                       ------------

                           SUPERTEL HOSPITALITY, INC.
             (Exact name of registrant as specified in its charter)



                 DELAWARE                         47-0774097
      (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)         Identification Number)



                              309 NORTH 5TH STREET
                            NORFOLK, NEBRASKA  68701
                    (Address of principal executive offices)
                        Telephone number: (402) 371-2520

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days:

     Yes ( X ) No (   )


As of September 30, 1998, there were 4,843,400 common shares of the registrant outstanding.

                         PART I:  FINANCIAL INFORMATION

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                                                         SEPTEMBER 30,                  DECEMBER 31,
                                            ASSETS                                           1998                          1997
                                                                                       ----------------               --------------
                                                                                          (Unaudited)
Current assets:
  Cash and cash equivalents                                                            $      285,611                     9,532,430
  Accounts receivable                                                                       1,481,435                     1,157,372
  Prepaid expenses and other                                                                1,051,852                       492,998
  Recoverable income taxes                                                                         --                       148,925
                                                                                       --------------                 -------------

                Total current assets                                                        2,818,898                    11,331,725
                                                                                       --------------                 -------------

Property and equipment, at cost                                                           112,548,431                   108,740,409
Less accumulated depreciation                                                             (21,215,672)                  (18,365,073)
                                                                                       --------------                 -------------

                Net property and equipment                                                 91,332,759                    90,375,336
                                                                                       --------------                 -------------


Other assets:
  Intangible assets                                                                         1,373,745                     1,515,858
  Other assets                                                                                185,601                       182,725
                                                                                       --------------                 -------------

                Total other assets                                                          1,559,346                     1,698,583
                                                                                       --------------                 -------------

                                                                                       $   95,711,003                   103,405,644
                                                                                       ==============                 =============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                                     $    1,349,197                       771,569
                                                                                       --------------                 -------------

  Accrued expenses:
    Real estate taxes                                                                       1,765,396                     1,702,126
    Income taxes payable                                                                    1,265,386                            --
    Other                                                                                   2,375,358                     1,631,142
                                                                                       --------------                 -------------

                Total accrued expenses                                                      5,406,140                     3,333,268
                                                                                       --------------                 -------------

  Current installments of long-term debt                                                    2,250,139                     1,942,380
                                                                                       --------------                 -------------

                Total current liabilities                                                   9,005,476                     6,047,217
                                                                                       --------------                 -------------

Deferred income taxes                                                                         733,600                       514,900
Long-term debt, excluding current installments                                             48,388,600                    63,534,321
Other long-term liabilities                                                                   431,945                       448,611

Stockholders' equity:
  Preferred stock, $1.00 par value.  Authorized 1,000,000 shares; none issued                      --                            --
  Common stock, $0.01 par value.  Authorized 10,000,000 shares; issued
     and outstanding 4,843,400 shares in 1998 and 4,840,000 shares in 1997                     48,434                        48,400
  Additional paid-in capital                                                               18,387,933                    18,346,529
  Retained earnings                                                                        18,715,015                    14,465,666
                Total stockholders' equity                                                 37,151,382                    32,860,595
                                                                                       --------------                 -------------


Commitments and contingency                                                            $   95,711,003                   103,405,644
                                                                                       ==============                 =============



See accompanying notes to condensed consolidated financial statements.

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

                  Condensed Consolidated Statements of Income
                                  (Unaudited)





                                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                            ------------------------------     -------------------------------
                                                                1998              1997             1998               1997
                                                            ------------      ------------     ------------       ------------
Motel revenues:
  Lodging revenues                                          $ 14,231,204        13,050,616       37,903,952         33,714,249
  Other lodging activities                                       425,741           412,984        1,194,653          1,132,282
                                                            ------------      ------------     ------------       ------------
          Total motel revenues                                14,656,945        13,463,600       39,098,605         34,846,531
                                                            ------------      ------------     ------------       ------------

Direct operating expenses:
  Payroll and payroll taxes                                    3,413,176         3,040,142        9,325,077          8,212,179
  Royalties and advertising fund                                 897,296           875,714        2,355,088          2,245,010
  Other lodging                                                3,649,909         3,491,529        9,930,906          9,535,604
                                                            ------------      ------------     ------------       ------------

          Total lodging expense                                7,960,381         7,407,385       21,611,071         19,992,793


  Other lodging activities                                       300,832           281,652          856,957            778,010
  Depreciation and amortization                                1,110,089         1,045,867        3,299,683          2,957,038
  General and administrative                                     992,443           720,684        3,151,969          2,312,485
                                                            ------------      ------------     ------------       ------------

          Total direct operating expenses                     10,363,745         9,455,588       28,919,680         26,040,326
                                                            ------------      ------------     ------------       ------------

          Operating income                                     4,293,200         4,008,012       10,178,925          8,806,205
                                                            ------------      ------------     ------------       ------------

Other income (expense):
  Interest expense                                              (977,580)       (1,147,081)      (3,128,775)        (3,382,923)
  Miscellaneous income                                             9,625            24,473           32,087             65,381
                                                            ------------      ------------     ------------       ------------

                                                                (967,955)       (1,122,608)      (3,096,688)        (3,317,542)
                                                            ------------      ------------     ------------       ------------

          Income before income taxes                           3,325,245         2,885,404        7,082,237          5,488,663

Income tax expense                                             1,330,103         1,154,162        2,832,898          2,195,460
                                                            ------------      ------------     ------------       ------------

          Net income                                        $  1,995,142         1,731,242        4,249,339          3,293,203
                                                            ============      ============     ============       ============

Net income per share                                        $        .41               .36              .88                .68
                                                            ============      ============     ============       ============

Weighted average shares outstanding                            4,842,140         4,840,000        4,840,730          4,840,000
                                                            ============      ============     ============       ============






See accompanying notes to condensed consolidated financial statements.

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                 -----------------------------------
                                                                      1998                  1997
                                                                 -------------          ------------
Cash flows from operating activities:
  Net income                                                     $   4,249,339             3,293,203
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                     3,118,163             2,708,647
    Amortization                                                       181,520               248,391
    Loss on sale of property and equipment                              54,831                38,675
    Deferred income taxes                                              218,700               329,000
    Changes in assets and liabilities:
     Accounts receivable                                              (324,063)              (64,565)
     Prepaid expenses                                                 (558,854)             (204,428)
     Recoverable income taxes                                          148,925               204,803
     Accounts payable                                                  577,628               249,020
     Accrued expenses                                                2,072,872             2,365,740
                                                                 -------------          ------------

       Net cash provided by operating activities                     9,739,061             9,168,486
                                                                 -------------          ------------


Cash flows from investing activities:
  Additions to property and equipment                               (4,154,450)          (11,120,157)
  Decrease in intangibles and other assets                             (42,283)             (218,583)
  Proceeds from sale of property and equipment                          24,032                20,239
                                                                 -------------          ------------

       Net cash used in investing activities                        (4,172,701)          (11,318,501)
                                                                 -------------          ------------


Cash flows from financing activities:
  Repayments of long-term debt                                     (41,907,873)          (23,055,006)
  Proceeds from long-term debt                                      27,053,256            19,635,719
  Proceeds from issuance of common stock                                41,438                    --
                                                                 -------------          ------------

       Net cash used in financing activities                       (14,813,179)           (3,419,287)
                                                                 -------------          ------------

       Net decrease in cash and cash equivalents                    (9,246,819)           (5,569,302)


Cash and cash equivalents at beginning of period                     9,532,430             6,487,764
                                                                 -------------          ------------

Cash and cash equivalents at end of period                       $     285,611               918,462
                                                                 =============          ============


See accompanying notes to condensed consolidated financial statements.

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


(1)  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheet as of September 30, 1998 and the condensed consolidated statements of income and cash flows for the three months and nine months ended September 30, 1998 and 1997 have been prepared by Supertel Hospitality, Inc. (the "Company"), without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at September 30, 1998 and for all periods presented.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended December 31, 1997. The results of operations for the three months and nine months ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

(2)  NET INCOME PER SHARE

     For the three months and nine months ended September 30, 1998 and 1997, the net income per share was calculated based on the weighted average number of common shares outstanding.

(3)  INCOME TAXES

     Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     The Company does not expect the effective tax rate or the components of income tax expense to cause variation from the expected statutory federal and state income tax rates totaling 40%. A valuation allowance for deferred tax assets has not been provided since all tax benefits are expected to be used to offset future taxable income.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains certain forward-looking statements and information relating to Supertel Hospitality, Inc. (the "Company") that are based on the beliefs of the Company's management as well as assumptions made by and information currently available to the Company's management. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions, including the business factors described in the Company's 1997 Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as believed, estimated, or expected.

RECENT DEVELOPMENT
      On October 15, 1998, the Company announced that the June 3, 1998 Agreement and Plan of Merger between the Company and PMC Commercial Trust had been terminated by mutual agreement. In conjunction with the Agreement and Plan of Merger, Supertel Hospitality, Inc. has incurred legal, accounting, investment banking, environmental and title expenses of approximately $700,000 to $800,000 which will be reflected as a charge to income in the fourth quarter of 1998.

RESULTS OF OPERATIONS
     FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 Total motel revenues for the third quarter were $14,656,945, an increase of
$1,193,345, or 8.86%, over total revenues of $13,463,600 for the third quarter of 1997. Total motel revenues for the first nine months were $39,098,605, an increase of $4,252,074, or 12.20%, over total revenues of $34,846,531 for the first nine months of 1997. The increase for the third quarter was primarily due to an increase of $1,180,588 in revenue from lodging operations with the remaining $12,757 from other lodging activities (which consist of telephone, vending, and movie revenue). The increase for the first nine months was primarily due to an increase of $4,189,703 in revenue from lodging operations with the remaining $62,371 from other lodging activities.

     The increase in revenues from lodging operations for the third quarter resulted primarily from renting 304,927 rooms in 1998 compared to 294,569 rooms rented in the same period of 1997, an increase of 10,358, or 3.5%. Rooms available in the third quarter of 1998 were 410,402, an increase of 5,496, or 1.4%, over rooms available of 404,906 in the third quarter of 1997. The increase in revenues from lodging operations for the first nine months resulted primarily from renting 832,542 rooms in 1998 compared to 787,900 rooms rented in the same period of 1997, an increase of 44,642, or 5.7%. Rooms available for the first nine months of 1998 were 1,218,478, an increase of 43,919, or 3.7%, over rooms available of 1,174,559 for the first nine months of 1997.
     The Company's room count was 4,526 at the end of the third quarter 1998, a net increase of 67 rooms, or 1.5%, over the room count of 4,459 rooms at December 31, 1997.
     Revenues were impacted by an increase in the average daily room rate in the third quarter of 1998. An average daily room rate of $48.07 was achieved compared to $45.71 for the third quarter of 1997, an increase of $2.36, or 5.2%. For the first nine months, the average daily room rate was $46.96 in 1998 compared to $44.23 for the first nine months of 1997, an increase of $2.73, or 6.2%.
     Revenues per available room for the third quarter 1998 increased from $33.25 for the third quarter 1997 to $35.54, an increase of $2.29, or 6.9%. Revenue per available room for the first nine months of 1998 increased to $32.09 from $29.67, an increase of $2.42, or 8.2%.
     Motel revenue was also impacted by changes in occupancy. Occupancy as a percentage of rooms available increased from 72.7% in the third quarter of 1997 to 73.9% in the third quarter 1998. The increase in the occupancy percentage resulted primarily from the continued seasoning of the Texas properties. The occupancy percentage in seasoned properties (those owned/opened over one year) increased from 73.8% in the third quarter of 1997 to 74.2% in the third quarter of 1998. Total occupancy increased from 67.1% for the first nine months of 1997 to 68.3% for the first nine months of 1998. The occupancy percentage in seasoned properties increased from 68.5% for the first nine months of 1997 to 68.7% for the first nine months of 1998. Occupancy is seasonal and is lowest in the first quarter, increases in the second, peaks in the third and then drops down again in the fourth quarter. The increases in revenue from other lodging activities resulted from the increase in the number of rooms rented.

     Lodging expenses for the third quarter 1998 were $7,960,381 compared to $7,407,385 for the third quarter of 1997, an increase of $552,996, or 7.5%. Lodging expenses for the first nine months of 1998 were $21,611,071 compared to $19,992,793 for the first nine months of 1997, an increase of $1,618,278, or 8.1%. The increase in lodging expenses was due primarily to the increase in the number of rooms available to rent and rooms rented. Lodging expenses as a percentage of lodging revenues decreased from 56.8% for the third quarter of 1997 to 55.9% in the third quarter of 1998. Lodging expenses as a percentage of lodging revenues decreased from 59.3% for the first nine months of 1997 to 57.0% in the first nine months of 1998. The percentage decrease for the third quarter and the first nine months resulted from better cost controls implemented from the open book management program and a larger base of revenue to cover fixed costs.

     Depreciation and amortization expenses for the third quarter of 1998 were $1,110,089 compared to $1,045,867 for the third quarter of 1997, an increase of $64,222, or 6.1%. Depreciation and amortization expenses for the first nine months of 1998 were $3,299,683 compared to $2,957,038, an increase of $342,645, or 11.6%. This increase was primarily due to an increase in the number of motel properties. General and administrative expenses for the third quarter of 1998 were $992,443 compared to $720,684 (which includes the write-off of $49,415 of costs associated with a land acquisition for a motel site in Dallas, Texas which was not completed) in the third quarter of 1997, an increase of $271,759, or 37.7%. General and administrative expenses as a percent of motel revenue increased in the third quarter of 1998 to 6.7% from 5.4% of motel revenue in the third quarter of 1997. General and administrative expenses for the first nine months of 1998 were $3,151,969 compared to $2,312,485 for the first nine months of 1997, an increase of $839,484, or 36.3%. General and administrative expenses as a percent of motel revenue increased in the first nine months of 1998 to 8.1% from 6.6% of motel revenue in the first nine months of 1997. The increase in general and administrative expenses was due primarily to experiencing increased revenues without adding incremental overhead to support the revenue growth.

RESULTS OF OPERATIONS, CONTINUED

     Interest expense decreased by $169,501 for the third quarter of 1998 from $1,147,081 for the third quarter of 1997 to $977,580 in 1998, or 14.7%. Interest expense decreased by $254,148 for the first nine months of 1998 from $3,382,923 in 1997 to $3,128,775 in 1998, or 7.5%. The decrease was primarily due to reduced development and acquisition activity resulting from fewer acceptable development opportunities and acquisition candidates. Average bank borrowings for the third quarter of 1998 decreased to $51,667,802 from $56,424,950 for the comparable period in 1997, a decrease of $4,757,148, or 8.4%. Bank borrowings at September 30, 1998 were $51,070,684.
     As a result of the aforementioned operating factors and general business conditions, net income for the third quarter of 1998 from continuing operations was $1,995,142, or $.41 per share, versus net income of $1,731,242, or $.36 per share, for the corresponding period in 1997, a 15.2% increase.
     Net income for the nine months of 1998 from continuing operations was $4,249,339, or $.88 per share, versus net income of $3,293,203, or $.68 per share, for the corresponding period of 1997, a 29.0% increase. Earnings before interest, taxes, depreciation, and amortization (EBITDA) for the third quarter of 1997 were $5,412,914, an increase of $334,562, or 6.6%, over EBITDA of $5,078,352 for the third quarter of 1997. EBITDA for the first nine months of 1998 were $13,510,695, an increase of $1,682,071, or 14.2%, over EBITDA of
$11,828,624 for the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's growth has been financed through a combination of cash provided from operations and long-term debt financing. Cash provided from operations was approximately $9,739,061 for the first nine months of 1998 and $9,168,000 for the first nine months of 1997. The Company required capital principally for the construction, acquisition, and improvement of lodging facilities. Capital expenditures for such purposes were approximately $4,155,000 in the first nine months of 1998 and approximately $11,120,000 in the first nine months of 1997.

     Long-term debt (excluding current installments of long-term debt) was $48,820,545 at September 30, 1998 and $63,982,932 at December 31, 1997. The
Company's current installments of long-term debt were $2,250,139 at September 30, 1998 and $1,942,380 at December 31, 1997. The Company's loan agreements contain certain restrictions and covenants related to, among other things, minimum debt service, maximum debt per motel room, and maximum debt-to-tangible net worth. At September 30, 1998, the Company was in compliance with these covenants.
     The Company's ratio of long-term debt (including current installments) to long-term debt and stockholders' equity was 57.9% at September 30, 1998, compared to 66.6% at December 31, 1997.
     The Company plans to construct/acquire approximately 100-200 motel rooms in 1998 with approximately $3,000,000 to $3,750,000 of capital funds necessary to finance such development. The Company believes that a combination of cash flow from operations, borrowings available under its line of credit, securing new short- and long-term facilities and the ability to leverage unencumbered properties will be sufficient to fund scheduled development and debt repayment.
     The Company had 4,526 rooms in operation as of September 30, 1998 compared to 4,460 rooms in operation as of September 30, 1997, a net increase of 66 rooms or 1.5%.

YEAR 2000 ISSUES
      In 1998, the Company began preparing its computer-based systems for Year 2000 ("Y2K") computer software compliance issues. Historically, certain computer programs were written using two digits rather than four to define the applicable year. As a result, software may recognize a date using the two digits "00" as 1900 rather than the year 2000. Computer programs that do not recognize the proper date could generate erroneous data or cause systems to fail. The Company's Y2K project covers both traditional computer systems and infrastructure ("IT Systems") and computer based hardware and software, facilities, and equipment ("Non-IT Systems").
      The Company has completed an assessment of its IT and Non-IT Systems and is in the process of replacing non-compliant systems. Approximately 60% of the systems are compliant. The Company expects to replace any non-compliant systems by the end of the second quarter of 1999. The Company does not have any material suppliers or customers and the Y2K noncompliance of any particular supplier should not materially affect the Company.
      The Company has incurred approximately $255,000 of Y2K project expense to date. Future expenses are estimated to include approximately $375,000 of additional costs. Such cost estimates are based upon presently available information and may change as the Company continues with its Y2K project.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.


     A.  Exhibits.

         None.


     B.  Reports on Form 8-K.

         The Company filed a Form 8-K dated September 21, 1998 reporting that the Company and PMC Commercial Trust ("PMC") amended the Agreement and Plan of Merger Dated June 3, 1998 to extend certain time periods therein by thirty days. The Company subsequently filed a Form 8-K dated October 15, 1998 reporting that the Company and PMC mutually terminated the Agreement and plan of Merger dated June 3, 1998. A copy of the Termination and Release Agreement dated October 15, 1998, and a copy of the related press release, were filed as Exhibits to the October 15, 1998 Form 8-K.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               SUPERTEL HOSPITALITY, INC.




                                               By: /s/ Troy Beatty
                                                  ------------------------------
                                               Mr. Troy Beatty
                                               Senior Vice President and
                                               Chief Financial Officer



DATED this 13th day of November, 1998.