Form 10-Q/A
period 1998-09-30
SUPERTEL HOSPITALITY INC
filed 1998-11-30
CIK 919640

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          - - - - - - - - - - - - - -
                                  FORM 10-Q /A
                          - - - - - - - - - - - - - -

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

                         PART I - FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Supertel Hospitality, Inc. hereby amends Item 2 of its Form 10-Q for the quarter ended September 30, 1998 to read as follows:

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

RECENT DEVELOPMENT

     On October 15, 1998, the Company announced that the June 3, 1998 Agreement and Plan of Merger between the Company and PMC Commercial Trust had been terminated by mutual agreement. In conjunction with the Agreement and Plan of Merger, the Company has incurred legal, accounting, investment banking, environmental and title expenses of approximately $700,000 to $800,000 which will be reflected as a charge to income in the fourth quarter of 1998.

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

     The Company has constructed/acquired approximately 77 motel rooms to date in 1998 at a cost of approximately $2,200,000. The Company does not anticipate any further motel development in 1998. The Company believes that a combination of cash flow from operations, borrowings available under its line of credit, securing new short- and long-term facilities and the ability to leverage unencumbered properties will be sufficient to fund scheduled development and debt repayment.

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

     The Company has completed an assessment of its IT and Non-IT Systems and is in the process of replacing noncompliant systems. Approximately 60% of the systems are compliant. The Company expects to replace any noncompliant systems by the end of the second quarter of 1999. The Company does not have any material suppliers or customers and the Y2K noncompliance of any particular supplier should not materially affect the Company.

     The Company has incurred approximately $225,000 of Y2K project expense to date. Future expenses are estimated to include approximately $375,000 of additional costs. Such cost estimates are based upon presently available information and may change as the Company continues with its Y2K project.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                      SUPERTEL HOSPITALITY, INC.




                                      By: /s/ Troy Beatty
                                         ------------------------
                                          Mr. Troy Beatty
                                          Senior Vice President and
                                            Chief Financial Officer



DATED this 25th day of November, 1998.
           ----