Form 10-K
period 1998-12-31
SUPERTEL HOSPITALITY INC
filed 1999-03-23
CIK 919640

Total Pages:
                                                          Exhibit Index on Page:
===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998         Commission File No. 0-23536



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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares of common stock outstanding as of March 12, 1999 was 4,843,400 shares. The aggregate market value of the common stock held by non-affiliates of the registrant as of March 12, 1999 was $34,147,000.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         Documents incorporated by reference include portions of Supertel's Proxy Statement for the April 30, 1999 Annual Stockholders' Meeting ("1999 Proxy Statement") incorporated by reference in Part III.

===============================================================================

                                     PART I
Item 1.  Business.

General

         Supertel is one of the largest franchisees of Super 8 motels based on the number of motels owned and total rooms rented. Supertel develops, acquires, constructs and operates economy-class motels as a franchisee of Super 8 Motels, Inc. and at February 1, 1999 owned 58 Super 8 motels located primarily in Nebraska, Kansas, Iowa, Missouri, Arkansas, Wisconsin and Texas. Supertel is one of the few multiple-location franchisees of Super 8 motels that both owns and operates motels. Supertel also owned two Comfort Inn motels, one River Valley Suites motel, and two Wingate Inns at February 1, 1999.

         Strategic Planning. Supertel announced on June 4, 1998 the execution of a merger agreement pursuant to which Supertel would merge into PMC Commercial Trust (AMEX:PCC) with each Supertel stockholder receiving 0.6 common shares of PMC Commercial Trust, subject to certain adjustments. The merger was subject to a number of conditions, including approval by the stockholders of Supertel and PMC Commercial Trust. Supertel announced on October 15, 1998 that the merger agreement had been terminated by mutual agreement due to unfavorable stock market conditions. The board of directors of Supertel continues to consider Supertel's strategic alternatives.

         Current Operations. Supertel is a vertically integrated motel construction, development and operations company that (i) identifies potential sites for the construction of new motels and analyzes existing motels that are available for acquisition, (ii) develops and constructs new motel properties and renovates existing motels it acquires and (iii) manages its own motel properties. Certain historical information concerning Supertel's operations is set forth in the following table.

----------------------------------- ----------------- ------------------ ------------------ ----------------- -----------------

       Year-End Information               1994              1995               1996               1997              1998

----------------------------------- ----------------- ------------------ ------------------ ----------------- -----------------
Number of Motels                                  41                 48                 59                62                63
----------------------------------- ----------------- ------------------ ------------------ ----------------- -----------------

Total Rooms Rented                           667,545            793,151            903,643         1,041,904         1,094,009
----------------------------------- ----------------- ------------------ ------------------ ----------------- -----------------

Motel Revenues                           $25,161,000        $31,362,000        $37,832,000       $46,345,000       $51,339,000
----------------------------------- ----------------- ------------------ ------------------ ----------------- -----------------

ProForma Net Income After Taxes           $3,077,000         $3,624,000         $3,371,000       $ 4,102,000        $5,017,000
----------------------------------- ----------------- ------------------ ------------------ ----------------- -----------------

Average Occupancy Rate                         69.4%              69.6%              65.7%             65.7%             66.9%
----------------------------------- ----------------- ------------------ ------------------ ----------------- -----------------

Average Room Rate (1)                         $37.69             $39.54             $41.87            $44.48            $46.93
----------------------------------- ----------------- ------------------ ------------------ ----------------- -----------------

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

Motel Operations

         Supertel's Super 8 motels are economy lodging facilities containing between 40 and 133 guest rooms. The guest rooms contain between 220 and 290 square feet of space and are furnished with either king or queen size or two double beds, dresser, table and chairs or recliner and a remote controlled color television (frequently with cable or satellite hook ups). The motels provide continental breakfasts, wake up calls and 24-hour desk service. The typical motel is of an English-tudor style design and is located near restaurants operated by third parties.

         Supertel's personnel have extensive experience in conducting site selection. Site selection typically consists of reviewing area demographics, conducting market research and comparing the proposed site to other potential expansion locations. Supertel acts as its own general contractor in constructing Super 8 motels. In the conduct of general contractor duties, Supertel's personnel purchase building materials and award contracts for plumbing, concrete, concrete finishing, electrical, heating and air conditioning, carpentry, finish carpentry and specialized equipment such as computer equipment and telephone equipment.

         Each of Supertel's 63 motels has an on-site manager. The manager is generally a resident of the local community. Supertel management is in daily contact with each motel manager. Supertel's motels with 80 or fewer rooms employ an average of 12 housekeeping and maintenance employees and its motels with more than 80 rooms employ an average of 16 housekeeping and maintenance employees.

         Supertel's training personnel conducts training of all motel staff members including motel managers, motel desk clerks and motel housekeepers. Supertel's employee training emphasizes its guest safety programs which include room key control, outside lighting and security cameras for monitoring motel premises.

Customers and Marketing

         During 1998, Supertel rented 1,094,009 rooms. Over 59% of its guests were members of the VIP Club, a popular guest program developed by Super 8
Motels, Inc. The members of the VIP Club receive room discounts upon presentation of their club card at check-in and check cashing privileges in addition to other benefits. Supertel's marketing efforts include VIP Club enrollment drives and VIP enrollment contests among desk clerks.

         Supertel's marketing efforts also include negotiating and renewing billboards and developing and renewing yellow page advertising. Specific on-site marketing sales programs for individual motels are implemented and planned by Supertel personnel. In addition, Supertel participates in various community campaigns in support of the local area at each motel location.

Service and Quality Assurance

         Supertel believes it ranks among the best Super 8 motels for quality and service. Super 8 Motels, Inc. conducts surveys of guests of Super 8 motels through the use of in-room guest comment cards. Guests are requested to complete and mail the self-addressed cards to Super 8 Motels, Inc. following a stay in a Super 8 motel. The comment card covers nine areas: appearance, room cleanliness, room comfort, room furnishings, bathroom, price value perception, employee friendliness, employee efficiency and employee response. The following chart reflects the average guest responses on the Super 8 surveys, which use a scale of 1.00 to 4.00 with the best score being 1.00.
                                          1996          1997          1998
                                          ----          ----          ----
All Super 8 motels ...........            1.41          1.38          1.41

Supertel-owned motels.........            1.15          1.14          1.17

         Super 8 Motels, Inc. also conducts four unannounced inspections of each motel per year, one each quarter. The inspection scores shown below are the average for the year. A score of 0 to 50 is graded as excellent, 51 to 300 is graded good, 301 to 500 is graded average and above 500 is graded unacceptable.

                                           1996          1997          1998
                                           ----          ----          ----
All Super 8 motels .................       187           180           175
Supertel-owned motels (all motels)..        61            65            65
Supertel-owned motels (properties
  owned/opened more than one year)..        61            65            65

Motel Properties

         Certain information for the 63 motels owned by Supertel at February 1, 1999 is set forth below. All motels are Super 8 motels except as noted.

Location                                    Date Opened                  Rooms in Motel

Nebraska
         Columbus                           12/31/81                             63
         O'Neill                            7/30/82                              72
         Omaha                              2/18/83                             115
         Lincoln                            purchased 8/1/83                     83
         Lincoln                            10/29/83                            133
         Omaha                              5/23/86                              74
         Wayne                              6/8/92                               40
         Omaha                              12/29/93                            101
         Norfolk                            purchased 11/2/94                    66

Iowa

         Creston                            9/19/78                              84
         Keokuk                             2/2/85                               62
         Iowa Ci                            12/21/85                             87
         Oskaloosa                          12/31/85                             51
         Burlingto                          12/30/86                             63
         Clinton                            1/25/88                              63
         Mt. Pleasant                       8/29/88                              55
         Pella                              3/15/90                              41
         Storm Lake                         10/11/90                             59
         Muscatine                          purchased 1/4/95                     63
         Ft. Madison                        purchased 1/4/95                     42

Kansas

         Hays                               5/31/87                              78
         Pittsburg                          8/14/87                              64
         Manhattan                          11/23/87                             87
         Wichita                            2/17/89                             119
         Lenexa                             12/22/89                            101
         Garden City                        purchased 6/1/91                     60
         El Dorado                          1/16/92                              49
         Wichita                            purchased 11/7/94                    59
         Parsons                            purchased 3/15/96                    48

                                      -6-


Location                                      Date Opened              Rooms in Motel


Missouri
         Kirksville                          8/28/86                             63
         Sedalia                             3/6/87                              87
         Moberly                             purchased 8/1/87                    60
         Marshall                            5/6/88                              54
         Kingdom City                        6/6/89                              62
         West Plains                         11/5/90                             49
         Jefferson City                      7/2/91                              77
         Neosho                              purchased 8/15/98                   58

Texas

         College Station                     6/21/94                             90
         Waco                                6/21/94                             78
         Irving                              2/10/95                            104
         Plano                               10/3/95                            102
         McKinney                            12/21/95                            80
         Denton                              4/11/96                             80
         Wichita Falls                       6/4/96                             104
         Grapevine                           6/4/96                             102
         Bedford                             8/15/96                            113
         Los Colinas (Wingate Inn)           4/1/97                             101
         Houston (Wingate Inn)               8/22/97                            101

South Dakota

         Watertown                           purchased 7/15/94                   58

Illinois

         Macomb                              purchased 1/17/95                   41
         Jacksonville                        purchased 3/22/95                   43

Arkansas

         Russellville                        3/21/91                             61
         Mountain Home                       4/13/92                             41
         Batesville                          10/6/92                             49
         Fayetteville                        5/17/93                             83

Location                                      Date Opened              Rooms in Motel


Arizona
         Bullhead City (Independent)         4/28/84                             76

Wisconsin

         Portage                             purchased 6/13/96                   61
         Antigo                              purchased 7/2/96                    52
         Shawano                             purchased 7/2/96                    55
         Minocqua (Comfort Inn)              purchased 7/2/96                    51
         Sheboygan (Comfort Inn)             purchased 7/30/96                   59
         Tomah                               purchased 8/14/96                   64
         Menomonie                           purchased 4/1/97                    81
                                                                               -----
                                                                              4,522

Relationship with Super 8 Motels, Inc.

         Supertel's motel properties are each operated pursuant to a franchise agreement with Super 8 Motels, Inc. Super 8 Motels, Inc., with corporate offices located in Aberdeen, South Dakota, is a subsidiary of Cendant Corp., a publicly-owned franchisor of hotels and motels, including Days Inn, Howard Johnson, Knights Inn, Ramada, Travelodge, Villager Lodge, Wingate Inn and Super
8. There were 1,757 Super 8 motels operating as of December 31, 1998.

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

         Members of Super 8 Motels, Inc.'s VIP Club program rented over 59% of Supertel's motel rooms during 1998. The 5,704,000 members (as of December 31,
1998) of the VIP Club receive room rate discounts upon presentation of their club card at check-in and check cashing privileges in addition to other benefits. Super 8 guarantees any losses that Supertel may incur from checks written by VIP Club cardholders.

         Super 8 Motels, Inc. provides Supertel with a central source for purchasing of items used in the motel operations. Supertel believes that volume purchasing from a central source results in overall lower purchase costs. As a franchisee of Super 8 Motels, Inc., Supertel also receives rebates on long distance telephone charges and premium television charges through its relationship with the franchisor.

         Franchise Agreements. Supertel pays a monthly franchise fee ranging from 4% to 8% of each motel's gross receipts from room revenues of which 1% to 3% is contributed to an advertising fund administered by Super 8 Motels, Inc. to finance its national advertising program. An initial franchise fee of $20,000 is required upon the execution of a franchise agreement for a new location.

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

Competition

         There is significant competition in the lodging industry. There are numerous lodging chains that operate on a national or regional basis, as well as other motels, motor inns and independent lodging establishments throughout the United States. Many of Supertel's competitors have recognized trade names, greater resources and longer operating histories than Supertel. Supertel's motels also compete directly with other economy motel chains that employ concepts similar to Super 8 motels and compete for the same type of cost-conscious traveler. The number of available rooms in these economy motels has grown rapidly.

Government Regulation

         Supertel is subject to various federal, state and local laws, regulations and administrative practices affecting its business. Supertel's motel facilities must comply with regulations related to health, sanitation and safety standards, equal employment, minimum wages, building codes and zoning ordinances and licenses to operate motel facilities. Supertel believes it is in substantial compliance with all such regulations. The Americans With Disabilities Act became effective in 1992 and requires public accommodations to meet certain federal requirements related to access and use by disabled persons. Compliance with the ADA could require removal of structural barriers to handicap access in certain public areas of properties owned by Supertel. Supertel expended approximately $215,000 during 1998 in improvements to bring its properties materially in compliance with the ADA and comparable state laws.

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

         Supertel's motels have been subjected to Phase I or similar environmental audits (which involve inspection without soil sampling or ground water analysis) by independent environmental consultants. Such audits have not revealed any significant environmental liability. Supertel believes that the motel properties are in compliance in all material respects with all federal, state and local ordinances and regulations regarding hazardous or toxic substances and other environmental matters.

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

Employees

         As of December 31, 1998 Supertel had 1,180 employees. The corporate staff consisted of 58 employees involved in development/construction, operations/training, and purchasing and accounting. The motel-level employees included 89 managers and assistant managers/relief managers, 381 desk clerks, 583 housekeepers and shuttle drivers and 69 maintenance employees. Approximately 46% of the desk clerks and housekeepers are part-time employees. The number of Supertel employees varied during 1998 from a low of 1,121 employees to a high of 1,299 employees due to the seasonal nature of the motel business and the addition of motels during the year. None of the employees is covered by a collective bargaining agreement. Supertel considers its relations with employees to be good.

Financial Information about Foreign Operations and Export Sales

         Supertel has no foreign locations or export sales.

Executive Officers of Supertel

         The executive officers of Supertel at March 12, 1999 are listed below, together with their ages and all Company positions and offices held by them.

         Name              Age                  Position

Paul J. Schulte            65          Director, President and Treasurer

Steve H. Borgmann          53          Director, Executive Vice
                                        President and Chief Operating Officer

Richard L. Herink          45          Director, Executive Vice President

Troy Beatty                33          Senior Vice President and Chief
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

         Lodging Industry Risks. The lodging industry in general, including Super 8, Comfort Inns and Wingate Inns, may be adversely affected by such factors as changes in national and regional economic conditions (particularly in geographic areas in which Supertel has a high concentration of motels), changes in local market conditions, oversupply of motel space or a reduction in local demand for rooms and related services, changes in interest rates and the availability of financing.

         Operating factors affecting the lodging industry generally, including Supertel, include (i) competition from other motels and hotels, (ii) demographic changes, (iii) the recurring need for renovations, refurbishment and improvements of motels and increased expenses related to motel security, (iv) restricted changes in zoning and similar land use laws, and regulations relating to health, safety, disability and employment laws, (v) changes in government regulations that influence or determine wages, prices or construction costs,

(vi) changes in the characteristics of motel locations, (vii) the inability to secure property and liability insurance to fully protect against all losses or to obtain such insurance at reasonable costs, (viii) changes in real estate tax rates and other operating costs, (ix) changes in travel patterns which may be affected by increases in transportation costs or gasoline prices, weather patterns or construction of highways, and (x) changes in brand identity and reputation.

         Unexpected or adverse changes in any of the foregoing factors could have a material adverse effect on Supertel's financial condition or results of operations.

         Expansion Risks. Supertel has adopted a strategy to increase the number of lodging facilities through the development of new motels and hotels and the acquisition of existing motels. Supertel's ability to expand depends on a number of factors, including the selection and availability of suitable locations at acceptable prices, the hiring and training of sufficiently skilled management and personnel, and the availability of financing. There can be no assurance that financing, or desirable locations for acquisitions or new development will be available, or if available, will be on terms acceptable to Supertel. There can be no assurance that Supertel's expansion plans will be completed successfully or that the nature of such expansion will not be modified to reflect future events or economic conditions. During 1998, Supertel completed a 19-unit addition in O'Neill, Nebraska, purchased a 58-unit motel in Neosho, Missouri and started a 40-unit addition in Creston, Iowa. Supertel's development activities were limited in 1998 since Supertel's management believed there were fewer acceptably-priced development opportunities and acquisition candidates during 1998.

         New motel development is subject to a number of additional risks including construction delay or cost overruns, risks that properties will not achieve anticipated occupancy levels or sustain expected room rate levels, and commencement risks such as receipt of zoning, occupancy and other required governmental permits and authorizations, which in each case could adversely affect Supertel's financial performance. Supertel has historically incurred significant costs relating to pre-opening activities and operating expenses prior to reaching stabilized levels of occupancy and average daily room rates. Consequently, as Supertel develops new motel properties, the costs associated therewith may negatively impact Supertel's results of operations.

         Acquisitions entail risks that the new properties will fail to perform in accordance with expectations and that the anticipated costs of renovation or conversion will prove inaccurate, as well as general investment risks associated with any new real estate investment. Certain of the properties acquired by Supertel may not operate as Super 8 franchisees, and Supertel may incur financial and guest acceptance risks in converting such properties to Super 8 motels or operating such properties under a franchise agreement with a different motel franchisor.

         Risks of Leverage. Supertel's business is capital intensive and Supertel will have significant capital requirements in the future. In the event Supertel's cash flow and working capital are not sufficient to fund its expenditures or to service its indebtedness, Supertel would be required to raise additional funds through the sale of additional equity securities, the refinancing of all or part of its indebtedness, the incurrence of additional indebtedness, or the sale of assets. There can be no assurance that any of these sources of funds would be available in amounts sufficient for Supertel to meet its obligations. Furthermore, Supertel's leveraged capital structure could limit its ability to finance its acquisition strategy and other capital expenditures, or to compete effectively or to operate successfully under adverse economic conditions. In addition, adverse economic conditions could result in higher interest rates which could increase debt service requirements on Supertel's floating rate debt and thereby reduce the amounts available for acquisition and development of lodging facilities.

         Management of Growth. Supertel has increased annually the number of motel rooms owned and operated. Such growth has resulted in, and is expected to continue to create, increased responsibilities for management personnel, as well as added demands on Supertel's operating and financial systems. In addition, as Supertel continues to pursue its growth strategy, new motels and hotels will be opened in geographic markets in which Supertel has limited or no previous operating or franchise experience. If Supertel is unable to manage its growth effectively, Supertel's financial condition and results of operations could be materially and adversely affected.

         Lodging Industry Competition. The economy segment of the lodging industry is highly competitive. The success of an economy motel in its market, in large part, will be dependent upon its ability to compete in such areas as reasonableness of room rates, quality of accommodations, service level and convenience of location. Supertel's motels compete with existing motel and hotel facilities in their geographic markets, as well as future motel and hotel facilities in proximity to Supertel's properties. Supertel's motels generally operate in areas that contain numerous competitors. Demographic, geographic or other changes in one or more of Supertel's markets could impact the convenience or desirability of the sites of certain motels, which would adversely affect the operations of those motels. There can be no assurance that new or existing competitors will not significantly lower rates or offer greater convenience, services or amenities or significantly expand or improve facilities in a market in which Supertel's motels compete. In addition, competition generally reduces the number of suitable motel acquisition opportunities offered to Supertel and increases the bargaining power of property owners seeking to sell, which could adversely affect the availability of or price paid for existing properties acquired by Supertel.

          Seasonality. The lodging industry is seasonal in nature. Generally, motel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in Supertel's revenues. Quarterly earnings also may be adversely affected by factors beyond Supertel's control, including weather conditions and economic factors.

         Loss of Franchises or Certain Franchisor Services. Each Super 8 motel owned by Supertel will be subject to a franchise agreement in the form provided by Super 8 Motels, Inc. Similarly, each Wingate Inn hotel owned by Supertel will be subject to a franchise agreement with Wingate Inns, L.P. and the two Comfort Inns owned by Supertel are subject to a franchise agreement with Choice Hotels International, Inc. The continuation of each franchise agreement will be subject to specified operating standards and other terms and conditions. The failure of Supertel to maintain such standards or adhere to such other terms and conditions with respect to a motel or hotel could result in the loss or cancellation of the franchise agreement covering that property and may have an adverse effect upon the profitability of a covered property. In addition, the failure of the franchisor to perform its obligations under each Franchise Agreement may have an adverse effect on Supertel. See "Business Relationship With Super 8 Motels, Inc." and "Business - Relationship with Wingate Inns, L.P."

         Dependence on Senior Management. Supertel's continued success will depend to a significant extent upon the efforts and abilities of its senior management team, including Paul J. Schulte, Steve H. Borgmann and Richard L. Herink. The loss of their services could have a material adverse affect upon Supertel's business. Supertel has employment agreements with each of these individuals.

         Environmental Matters. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the cost of removal or remediation of certain hazardous substances released on or in its property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of such substances, or the failure to properly remediate any contamination from such substances, may adversely affect the owner's ability to sell the real estate or to borrow using the real estate as collateral. Supertel has not been notified by any governmental authority of any liability or other claim in connection with any of its motels and Supertel is not aware of any other environmental condition with respect to any of its motels that could be material to its results of operations. See "Business Environmental Matters."

Item 2.  Properties.

         Supertel's  executive,   training  and  administrative  operations  are
located in an owned building containing approximately 18,000 square feet of space in Norfolk, Nebraska.

         Supertel's motel properties are all owned. See "Business - Motel Properties" and "Business - Motel Operations".

Item 3.  Legal Proceedings.

         A complaint was filed against Supertel, the members of its board of directors, and PMC Commercial Trust in the Delaware Court of Chancery on June 16, 1998. The complaint was purportedly filed on behalf of a stockholder of Supertel, and seeks certification as a class action. The complaint alleges, among other things, that by entering into the merger agreement and related agreements with PMC Commercial Trust, Supertel's board of directors did not act in good faith and in compliance with their fiduciary duties to Supertel's stockholders. Supertel believes there is no merit to the allegations of the complaint. The merger agreement was terminated by mutual consent in October 1998 due to unfavorable market conditions.

         In addition, Supertel from time to time is involved in litigation relating to claims arising out of its operations in the normal course of business. In the opinion of management, the ultimate disposition of all litigation involving Supertel will not have a material impact on Supertel's consolidated financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of stockholders of Supertel during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters.

         Information required for Item 5 is included with the information set forth under Item 8 below.

Item 6.  Selected Financial Data

                                   (Dollars in thousands, except per share data)

                                                             1998         1997        1996        1995      1994((1))
--------------------------------------------------------- ------------ ----------- ----------- ----------- -----------
Income Statement Data:
  Motel revenues                                              $51,339     $46,345     $37,832     $31,362     $25,161
  Operating income                                             12,393      11,121       9,104       8,386       6,576
  Net Income                                                    5,017       4,102       3,371       3,624     2,925(2)
  Net income per share - basic and diluted                       1.04        0.85        0.70        0.75      0.70(2)
  Cash dividends per share (3)                                    N/A         N/A         N/A         N/A         N/A
--------------------------------------------------------- ------------ ----------- ----------- ----------- -----------
Other Data:
  Occupancy                                                     66.9%       65.7%       65.7%       69.6%       69.4%
  Average daily room rate (ADR)                                $46.93      $44.48      $41.87      $39.54      $37.69
  Revenue per available room (REVPAR)                          $31.41      $29.24      $27.49      $27.52      $26.16
  Rooms owned (at year end)                                     4,522       4,459       4,156       3,295       2,846
--------------------------------------------------------- ------------ ----------- ----------- ----------- -----------
Balance Sheet Data:
  Working capital                                              $5,583      $5,285      $3,463      $3,468        $454
  Total Assets                                                106,239     103,406      92,276      67,928      48,846
  Long-term debt (excluding current portion)                   59,224      63,534      58,895      38,188      24,045
  Stockholders' equity                                         37,919      32,861      28,759      25,388      21,763

(1) Supertel's initial public offering was in May 1994. Information prior to that time is drawn from historical financial information of Supertel's predecessors.

(2) Excludes pro forma after-tax nonrecurring gain on involuntary conversion of $151,333, or $.03 per share, and an $860,706 benefit, or $0.21 per share, resulting from a change in accounting for income taxes.

(3) Supertel has not declared or paid any cash dividends on its common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Supertel revenues are derived primarily from motel operations. The following table sets forth, for the periods indicated, certain data as percentages of motel revenues.

                                                                         Year Ended December 31,
                                                                  1998            1997            1996
Motel revenues:
   Lodging revenues                                                   96.9%            96.7%      96.8%
   Other lodging activities                                            3.1               3.3        3.2
                                                                     ------           ------      -----
     Total motel revenues                                            100.0%           100.0%      100.0%

Operating expenses:
   Payroll and payroll taxes                                           24.4             23.9        23.9
   Royalties and advertising fund                                       6.1              6.4         6.4
   Other lodging                                                       25.4             27.9        27.9
                                                                       ----             ----        ----
     Total lodging expenses                                            55.9             58.2        58.2
   Other lodging activities                                             2.2              2.3         2.4
   Depreciation and amortization                                        8.7              8.7         8.3
   General and administration                                           7.7              6.8         7.0
   Transaction Expense                                                  1.4                -           -
                                                                        ---              ---         ---

     Total operating expenses                                          75.9             76.0        75.9

     Operating income                                                  24.1             24.0        24.1

   Other income (expenses):

   Interest and miscellaneous expense                                 (7.9)            (9.6)        (9.3)

     Net income before taxes                                          16.2%            14.4%        14.8%
                                                                      =====            =====        =====

Results of Operations

         For the Years Ended December 31, 1998 and 1997.

         Total motel revenues for 1998 were $51,338,529, an increase of $4,993,714 or 10.8% over the total revenues of $46,344,815 for 1997. The increase was primarily due to an increase of $4,910,813 in revenue from lodging operations. Revenues from other lodging activities, which consisted of telephone, vending and movie revenues, increased $82,901.

         The increase in revenues from lodging operations resulted from an increase in the number of rooms rented and an increase in the average daily room rate. Supertel rented 1,094,009 rooms in 1998 compared to 1,041,904 rooms in 1997, an increase of 52,105 rooms or 5.0%. The average daily room rate was $46.93 for 1998, compared to $44.48 for 1997, an increase of $2.45 or 5.5%.

         Motel revenue was also favorably impacted by changes in occupancy. Occupancy as a percentage of rooms available increased to 66.9% in 1998 compared to 65.7% in 1997. For seasoned properties (those owned/opened over one year), occupancy was 67.2% in both years. The increase in the occupancy percentage resulted primarily from the continued seasoning of Supertel's properties in Texas. Revenue per available room (REVPAR) for 1998 increased to $31.41 from $29.24 in 1997.

         Lodging expenses for 1998 were $28,697,945 compared to $26,952,031 for 1997, an increase of $1,745,914 or 6.5%. The increase in lodging expenses was due primarily to the increase in the number of rooms rented. Lodging expenses as a percentage of motel revenues decreased to 55.9% in 1998 from 58.2% in 1997. The percentage decrease resulted from cost controls implemented under Supertel's open book management program and a larger base of revenue to cover fixed costs.

         Depreciation and amortization expenses for 1998 were $4,451,933 compared to $4,060,778 in 1997, an increase of $391,155 or 9.6%. The increase was primarily due to an increase in the number of motel properties owned for a full year.

         General and administrative expenses for 1998 were $3,949,588 compared to $3,154,737 for 1997, an increase of $794,851 or 25.2%. General and administrative expenses as a percent of motel revenue increased to 7.7% in 1998 from 6.8% in 1997. The increase in general and administrative expenses was due primarily to increased payroll expense attributable to employee salary increases and employee incentive programs initiated in 1998.

         Interest expense decreased to $4,056,558 in 1998 from $4,529,700 in 1997, a decrease of $473,142 or 10.4%. The decrease was due to the use of operating income to pay down bank debt. Average bank borrowings were $53,285,701 in 1998 compared to $56,943,962 in 1997, a decrease of 6.4%.

         Supertel also incurred a one-time charge of $708,143 in 1998 related to the terminated merger agreement with PMC Commercial Trust. For the reasons described above, and including the one-time charge, net income for 1998 was $5,017,191 compared to $4,101,665 in 1997, an increase of $915,526 or 22.3%.
Basic and diluted net income per share from continuing operations for 1998, including the one-time charge, was $1.04 compared to $0.85 for 1997, an increase of 22.4%.

         For the Years Ended December 31, 1997 and 1996.

         Total motel revenues for 1997 were $46,344,815, an increase of $8,512,427 or 22.5% over the total revenues of $37,832,388 for 1996. The increase was primarily due to an increase of $8,212,728 in revenue from lodging operations. Revenues from other lodging activities, which consisted of telephone, vending and movie revenues, increased $299,699.

         The increase in revenues from lodging operations resulted primarily from renting 1,041,904 rooms in 1997 compared to 903,643 rooms rented in 1996, an increase of 138,261 rooms or 15.3%. The increase in revenue from other lodging activities resulted from the increase in the number of rooms rented. The increase in rooms rented resulted primarily from the number of rooms added during the year. Supertel opened two new Wingate Inn hotels in Texas and purchased one existing super 8 motel in Wisconsin. In addition, new rooms were added to one Nebraska property.

         Revenues from lodging operations were favorably impacted by an increase in the average daily room rate. The average daily room rate was $44.48 for 1997, compared to $41.87 for 1996, an increase of $2.61 or 6.2%.

         Occupancy as a percentage of rooms available was 65.7% in 1997 and 1996. New motels generally have lower occupancy rates than those experienced by seasoned properties. The occupancy rate for seasoned properties (properties owned more than one year) in 1997 was 67.2% versus 67.9% for 1996. Revenue per available room (REVPAR) for 1997 increased to $29.24 from $27.49 in the prior year.

         Lodging expenses for 1997 were $26,952,031 compared to $22,023,380 for 1996, an increase of $4,928,651 or 22.4%. The increase in lodging expenses was due primarily to the increase in the number of rooms rented. Lodging expenses as a percentage of motel revenues for 1997 and 1996 was 58.2%.

         Depreciation and amortization expenses for 1997 were $4,060,778 compared to $3,132,866 for 1996, an increase of $927,912 or 29.6%. The increase was primarily due to an increase in the number of motel properties owned for a full year.

         General and administrative expenses for 1997 were $3,154,737 compared to $2,665,794 for 1996, an increase of $488,943 or 18.3%. The increase in general and administrative expenses was due primarily to expansion of staff to handle current and anticipated motel growth.

         Interest expense increased by 27.8% or $984,404 to $4,529,700 for 1997, from $3,545,296 in 1996. The increase was primarily due to the additional borrowings for acquisitions and construction. Average bank borrowings for 1997 increased to $56,943,962 from $45,320,603 for 1996, an increase of $11,623,359 or 25.6%.

         For the reasons described above, net income increased 21.7% to $4,101,665 for 1997 from $3,371,247 for 1996. Basic and diluted net income per share from continuing operations for 1997 was $0.85 compared to $0.70 for 1996. Weighted average shares outstanding stayed constant at 4,840,000.

Liquidity and Capital Resources

         Supertel's growth has been financed through a combination of cash provided from operations and long-term debt financing. Cash provided from operations was $11,167,344 for 1998 and $9,037,668 for 1997. Supertel requires capital principally for the construction, acquisition and improvement of lodging facilities plus expenditures for future site development. Capital expenditures for such purposes were approximately $5,349,000 in 1998 and $11,800,000 in 1997.

         Long-term debt (excluding current installments of long-term debt was $59,223,649 at December 31, 1998 and $63,534,321 at December 31, 1997.
Supertel's current installments of long-term debt were $2,437,936 at December 31, 1998 and $1,942,380 at December 31, 1997. The reduction in long-term debt during 1998 resulted from the use of cash provided from operations to pay down debt. Such cash was used to pay down debt, rather than for capital expenditures for construction and acquisition of lodging facilities, since Supertel's management believes there were fewer acceptably-priced development opportunities and acquisition candidates during 1998.

         Supertel's financing for construction, acquisition and site development activities is provided by a long-term revolving line of credit for $25,000,000 and long-term debt with five banks aggregating $37,000,000 and maturing in 2002 through 2007. Approximately $3,300,000 remained available on this line of credit at December 31, 1998. Supertel's loan agreements contain certain restrictions and covenants related to, among other things, minimum debt service, maximum debt per motel room and maximum debt to tangible net worth. At December 31, 1998, Supertel was in compliance with these covenants. Supertel's ratio of long-term debt (including current installments) to long-term debt and stockholders' equity was 61.9% at December 31, 1998 compared to 66.6% at December 31, 1997.

         Supertel's current ratio during the past three years and its working capital are as shown in the following table:

                                                Year ended December 31,
                            ----------------------------------------------------------------
                                    1998                  1997                 1996
                            --------------------- --------------------- --------------------
    Working Capital               $5,582,980            $5,284,508           $3,463,122
    Current ratio                       1.72                  1.87                 1.76
                            --------------------- --------------------- --------------------

         During 1998, Supertel constructed and acquired 77 motel rooms. Capital and other expenditures for such development totaled $5,348,533. Supertel has principal payments totaling $2,437,936 due under existing long-term debt obligations during 1999. Supertel believes that a combination of cash flow from operations, the use of funds from its line of credit, securing new short- and long-term credit facilities, and the ability to leverage potential unencumbered properties will be sufficient to fund development and debt repayments.

Year 2000

         In 1998, Supertel began preparing its computer-based systems for Year 2000 ("Y2K") computer software compliance issues. Historically, certain computer programs were written using two digits rather than four to define the applicable year. As a result, software may recognize a date using the two digits "00" as 1900 rather than the year 2000. Computer programs that do not recognize the proper date could generate erroneous data or cause systems to fail. Supertel's Y2K project covers both traditional computer systems and infrastructure ("IT Systems") and computer based hardware and software, facilities, and equipment ("Non-IT Systems").

         Supertel has completed an assessment of its IT and Non-IT Systems and is in the process of replacing noncompliant systems. Approximately 60% of the systems are compliant. Supertel expects to replace any noncompliant systems by the end of the second quarter of 1999. Supertel does not have any material suppliers or customers and the Y2K noncompliance of any particular supplier should not materially affect Supertel.

         Supertel has incurred approximately $225,000 of Y2K project expense to date. Future expenses are estimated to include approximately $75,000 of additional costs. Such cost estimates are based upon presently available information and may change as Supertel continues with its Y2K project.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative

Instruments and Hedging Activities", which is effective January 1, 2000. Management does not believe adoption of this Statement will have a material impact on Supertel's financial position, results of operations or cash flows.

Item 7(A).        Quantitative and Qualitative Disclosures about Market Risk.

         Supertel is exposed to interest rate changes primarily as a result of its line of credit and long-term debt used to maintain liquidity and fund capital expenditures and expansion of Supertel's property portfolio and operations. Supertel's interest rate risk management objective is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve its objectives, Supertel borrows primarily at variable rates in order to mitigate its interest rate risk for changing market conditions. Supertel does not enter into derivative or interest rate transactions for speculative purposes.

         Supertel's interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts, weighted average interest rates, fair values and other terms required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

                               1999        2000       2001        2002       2003     Thereafter    Total     Fair Value
                               ----        ----       ----        ----       ----     ----------    -----     ----------
Fixed Rate Debt                210,600     228,769    248,507   4,255,897          -           -   4,943,772   4,943,772
Average Interest Rate            8.31%       8.31%      8.31%       8.31%                              8.31%

Variable Rate  Libor Debt      620,871  22,400,718    721,026     777,009    837,339  10,321,968  35,678,931  35,678,931
Average Interest Rate            7.47%       7.47%      7.47%       7.47%      7.47%       7.47%       7.47%

Variable Rate Treasury Debt  1,523,799   1,384,423  1,489,176   1,598,141  1,715,218  12,425,680  20,136,438  20,136,438
Average Interest Rate            7.00%       7.00%      7.00%       7.00%      7.00%       7.00%       7.00%

Variable Rate Prime Debt        82,667      82,667     82,667      82,667     82,667     489,111     902,444     902,444
Average Interest Rate            9.25%       9.25%      9.25%       9.25%      9.25%       9.25%       9.25%

Total Debt                   2,437,936  24,096,577  2,541,376   6,713,714  2,635,224  23,236,759  61,661,585  61,661,585
Average Interest Rate            7.43%       7.43%      7.43%       7.43%      7.43%       7.43%       7.43%


         As the table incorporates only those exposures that existed as of December 31, 1998, it does not consider those exposures or positions which could arise after that date. Moreover, because firm commitments are not presented in the table above, the information presented therein has limited predictive value. As a result, Supertel's ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arrive during the period, Supertel's financing strategies at that time, and interest rates.

Item 8.  Financial Statements and Supplementary Data

         The Consolidated Financial Statements of Supertel listed in the index appearing under Items 14(a)(1) and (2) hereof are filed as a part of this Annual Report on Form 10-K and are incorporated by reference in this Item 8. See also "Index to Financial Statements" below. Certain unaudited quarterly financial data is set forth below.

                                   (Dollars in thousands, except per share data)


                                                                                              Stock market prices
                                                                Net income per             -------------------------
                       Motel        Operating     Net Income     share - basic     Shares
                      Revenues        Income                      and diluted       (000)         High         Low

    ---------------- ----------- ------------- ------------- ------------------ ----------- ------------- -----------

    1998
      First              10,904         2,052           581                .12       4,840         14.00        8.50
      Second             13,537         3,834         1,673                .35       4,840         14.25       12.25
      Third              14,657         4,293         1,995                .41       4,842         13.13        9.00
      Fourth             12,241         2,214           768                .16       4,843         10.50        8.00
    ---------------- ----------- ------------- ------------- ------------------ ----------- ------------- -----------
    ================ =========== ============= ============= ================== =========== ============= ===========

      Year               51,339        12,393         5,017               1.04       4,841         14.25        8.00
    ================ =========== ============= ============= ================== =========== ============= ===========
    ================ =========== ============= ============= ================== =========== ============= ===========

    1997
      First             $ 9,066       $ 1,356         $ 217              $0.05       4,840        $11.00       $8.88
      Second             12,317         3,442         1,345               0.28       4,840          9.25        8.00
      Third              13,464         4,008         1,731               0.36       4,840         12.00        8.25
      Fourth             11,498         2,315           809               0.17       4,840         11.63       10.00
    ---------------- ----------- ------------- ------------- ------------------ ----------- ------------- -----------

      Year              $46,345       $11,121       $ 4,102              $0.85       4,840        $12.00       $8.00

    ================ =========== ============= ============= ================== =========== ============= ===========

       Net income per share is computed independently for each of the quarters. Therefore, the sum of the quarterly income per share may not equal the total for the year.

         Supertel's common stock is traded in the over-the-counter market and is quoted by the National Association of Securities Dealers Automated Quotations National Market System under the symbol "SPPR". As of March 12, 1999, Supertel estimates there were 1,200 beneficial holders of common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There has been no change in Supertel's independent accountants during the two most recent fiscal years.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The section entitled "Election of Directors" in the 1999 Proxy Statement is incorporated herein by reference. Information concerning Supertel's executive officers is set forth in Item 1 above.


Item 11. Executive Compensation.

         The sections entitled "Director Meetings and Compensation", "Summary Compensation Table", "Option Grants in 1998", and "Option Exercises in 1998 and Year-End Values" in the 1999 Proxy Statement are incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The section entitled "Certain Stockholders" in the 1999 Proxy Statement is incorporated herein by reference.


Item 13. Certain Transactions and Relationships.

         The section entitled "Certain Agreements and Transactions" in the 1999 Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

 (a)      (1)(2)   Financial Statements.  See Table of Contents to Consolidated
                   Financial Statements.

 (a)      (3)      Exhibits.  See Exhibit Index, which index is incorporated
                   herein by reference.

 (b) Reports on Form 8-K. Supertel filed a Form 8-K dated October 15, 1988 reporting that Supertel and PMC Commercial Trust mutually terminated their June 3, 1998 Merger Agreement.

                   SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 1998 and 1997

                   (With Independent Auditors' Report Thereon)

                   SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES



                                Table of Contents



                                                                   Page

Independent Auditors' Report                                        30

Consolidated Balance Sheets as of December 31, 1998 and 1997        31

Consolidated Statements of Income for the years ended
     December 31, 1998, 1997, and 1996                              32

Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1998, 1997, and 1996                  33

Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997, and 1996                              34

Notes to Consolidated Financial Statements                          35

                          Independent Auditors' Report



     To the Shareholders and Board of Directors of Supertel Hospitality, Inc.:


     We have audited the accompanying consolidated balance sheets of Supertel Hospitality, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Supertel Hospitality, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                              KPMG Peat Marwick LLP



     Omaha, Nebraska
     January 20, 1999



                                SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

                                        Consolidated Balance Sheets

                                         December 31, 1998 and 1997

                                     Assets                                             1998         1997
                                                                                     -----------  -----------
Current assets:
   Cash, including cash equivalents of $11,553,210 in 1998 and $8,594,991 in 1997  $ 11,520,593    9,532,430
   Accounts receivable                                                                1,428,531    1,157,372
   Prepaid expenses                                                                     388,409      492,998
   Recoverable income taxes                                                                  --      148,925
                                                                                     -----------  -----------

          Total current assets                                                       13,337,533   11,331,725
                                                                                     -----------  -----------

Property and equipment, at cost                                                     113,530,994  108,740,409
Less accumulated depreciation                                                        22,122,750   18,365,073
                                                                                     -----------  -----------

          Net property and equipment                                                 91,408,244   90,375,336
                                                                                     -----------  -----------

Other assets:
   Intangible assets, less amortization of $1,300,288 in 1998 and $1,058,133 in 1997  1,312,828    1,515,858
   Other assets                                                                         180,174      182,725
                                                                                     -----------  -----------

          Total other assets                                                          1,493,002    1,698,583
                                                                                     -----------  -----------

                                                                                  $ 106,238,779  103,405,644
                                                                                    ============ ============
                      Liabilities and Stockholders' Equity
Current liabilities:
   Current installments of long-term debt                                          $  2,437,936    1,942,380
   Accounts payable                                                                   1,370,408      771,569
   Income taxes payable                                                                 207,900           --

   Accrued expenses:
     Real estate taxes                                                                1,838,088    1,702,126
     Sales and lodging taxes                                                            437,786      419,676
     Payroll and payroll taxes                                                          910,704      565,934
     Royalty fees                                                                       256,906      283,220
     Interest                                                                           294,825      362,312
                                                                                     -----------  -----------

          Total accrued expenses                                                      3,738,309    3,333,268
                                                                                     -----------  -----------

          Total current liabilities                                                   7,754,553    6,047,217
                                                                                     -----------  -----------

Deferred income taxes                                                                   926,075      514,900
Long-term debt, excluding current installments                                       59,223,649   63,534,321
Other long-term liabilities                                                             415,278      448,611




Stockholders' equity:
   Preferred stock, $1.00 par value. Authorized 1,000,000 shares; none issued               --            --
   Common stock, $0.01 par value. Authorized 10,000,000 shares; issued
     and outstanding 4,843,400 shares in 1998 and 4,840,000 shares in 1997               48,434       48,400
   Additional paid-in capital                                                        18,387,933   18,346,529
   Retained earnings                                                                 19,482,857   14,465,666
                                                                                     -----------  -----------

          Total stockholders' equity                                                 37,919,224   32,860,595

Commitments and contingency
                                                                                     -----------  -----------
                                                                                  $ 106,238,779  103,405,644
                                                                                    ============ ============

See accompanying notes to consolidated financial statements.



                                    SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

                                         Consolidated Statements of Income

                                   Years ended December 31, 1998, 1997, and 1996

                                                                          1998             1997            1996
                                                                      --------------   --------------  --------------
Motel revenues:
    Lodging revenues                                                $    49,732,576       44,821,763      36,609,035
    Other lodging activities                                              1,605,953        1,523,052       1,223,353
                                                                      --------------   --------------  --------------

             Total motel revenues                                        51,338,529       46,344,815      37,832,388
                                                                      --------------   --------------  --------------
Direct operating expenses:
    Payroll and payroll taxes                                            12,545,648       11,067,550       9,030,390
    Royalties and advertising fund                                        3,107,849        2,978,371       2,415,065
    Other lodging                                                        13,044,448       12,906,110      10,577,925
                                                                      --------------   --------------  --------------

             Total lodging expenses                                      28,697,945       26,952,031      22,023,380

    Other lodging activities                                              1,137,494        1,056,455         906,058
    Depreciation and amortization                                         4,451,933        4,060,778       3,132,866
    General and administrative                                            3,949,588        3,154,737       2,665,794
    Transaction expense                                                     708,143               --              --
                                                                      --------------   --------------  --------------

             Total direct operating expenses                             38,945,103       35,224,001      28,728,098
                                                                      --------------   --------------  --------------

             Operating income                                            12,393,426       11,120,814       9,104,290
                                                                      --------------   --------------  --------------

Other income (expenses):
    Interest expense                                                    (4,056,558)      (4,529,700)     (3,545,296)
    Miscellaneous income and other expenses                                  25,110          105,383          27,753
                                                                      --------------   --------------  --------------

                                                                        (4,031,448)      (4,424,317)     (3,517,543)
                                                                      --------------   --------------  --------------

             Income before income taxes                                   8,361,978        6,696,497       5,586,747

Income tax expense                                                        3,344,787        2,594,832       2,215,500
                                                                      --------------   --------------  --------------

             Net income                                             $     5,017,191        4,101,665       3,371,247
                                                                      ==============   ==============  ==============

Basic and diluted net income per share                              $          1.04              .85             .70
                                                                      ==============   ==============  ==============

Weighted average shares outstanding                                       4,841,403        4,840,000       4,840,000
                                                                      ==============   ==============  ==============
See accompanying notes to consolidated financial statements.



                                       SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

                                     Consolidated Statements of Stockholders' Equity

                                      Years ended December 31, 1998, 1997, and 1996


                                                                          Additional                           Total
                                              Preferred       Common       paid-in          Retained       stockholders'
                                                stock        stock         capital          earnings           equity
                                             ------------  ----------   ---------------  ---------------   ---------------
Balance, December 31, 1995                 $          --      48,400        18,346,529        6,992,754        25,387,683

Net income                                            --          --                --        3,371,247         3,371,247
                                             ------------  ----------   ---------------  ---------------   ---------------

Balance, December 31, 1996                            --      48,400        18,346,529       10,364,001        28,758,930

Net income                                            --          --                --        4,101,665         4,101,665
                                             ------------  ----------   ---------------  ---------------   ---------------

Balance, December 31, 1997                            --      48,400        18,346,529       14,465,666        32,860,595

Exercise of stock options                             --          34            41,404               --            41,438

Net income                                            --          --                --        5,017,191         5,017,191
                                             ------------  ----------   ---------------  ---------------   ---------------

Balance at December 31, 1998               $          --      48,434        18,387,933       19,482,857        37,919,224
                                             ============  ==========   ===============  ===============   ===============

See accompanying notes to consolidated financial statements.



                                SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

                                   Consolidated Statements of Cash Flows

                               Years ended December 31, 1998, 1997, and 1996

                                                                        1998          1997          1996
                                                                     ------------  ------------  ------------
Cash flows from operating activities:
   Net income                                                      $   5,017,191     4,101,665     3,371,247
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation                                                    4,209,778     3,738,474     2,862,390
       Amortization                                                      242,155       322,304       270,476
       Loss on sale of property and equipment                             92,910        67,302       104,244
       Deferred income taxes                                             411,175       460,000       388,600
       (Increase) decrease in current assets:
         Accounts receivable                                           (271,159)     (139,327)     (395,547)
         Prepaid expenses                                                104,589     (173,136)      (88,298)
         Recoverable income taxes                                        148,925        55,878        37,166
       Increase (decrease) in current liabilities:
         Accounts payable                                                598,839      (14,887)     (646,730)
         Accrued expenses                                                405,041       619,395       865,893
         Income taxes payable                                            207,900            --            --
                                                                     ------------  ------------  ------------

          Net cash provided by operating activities                   11,167,344     9,037,668     6,769,441
                                                                     ------------  ------------  ------------

Cash flows from investing activities:
   Additions to property and equipment                               (5,348,533)   (11,765,451)  (27,015,120)
   Increase in intangibles and other assets                             (36,574)     (218,649)     (720,335)
   Proceeds from sale of property and equipment                           12,937        27,334        26,730
                                                                     ------------  ------------  ------------

          Net cash used in investing activities                      (5,372,170)   (11,956,766)  (27,708,725)
                                                                     ------------  ------------  ------------

Cash flows from financing activities:
   Repayments of long-term debt                                      (51,077,263)  (67,077,199)  (48,262,058)
   Proceeds from long-term debt                                       47,262,147    72,592,352    68,964,934
   Proceeds from the exercise of stock options                            41,438            --            --
   Other financing sources                                              (33,333)       448,611            --
                                                                     ------------  ------------  ------------

          Net cash provided by (used in) financing activities        (3,807,011)     5,963,764    20,702,876
                                                                     ------------  ------------  ------------

          Net increase (decrease) in cash and cash equivalents         1,988,163     3,044,666     (236,408)

Cash and cash equivalents at beginning of year                         9,532,430     6,487,764     6,724,172
                                                                     ------------  ------------  ------------

Cash and cash equivalents at end of year                           $  11,520,593     9,532,430     6,487,764
                                                                     ============  ============  ============

Supplemental cash flow information: Cash paid during the year for:
     Interest (including amounts capitalized of $12,090 in 1998,
       $156,101 in 1997, and $214,577 in 1996)                     $   4,136,135     4,686,198     3,615,125
     Income taxes                                                      2,817,472     2,078,594     1,789,734
                                                                     ============  ============  ============
Noncash financing activities:
   Long-term debt of $750,000 was refinanced in 1997


See accompanying notes to consolidated financial statements.

                   SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997




  (1)   Organization and Summary of Significant Accounting Policies

        (a)   Business

              Supertel Hospitality, Inc. ("Supertel" or the "Company") owns, operates, and constructs limited service lodging facilities under the Super 8, Comfort Inn, and Wingate Inn brand names. The Company has sixty-three properties throughout the Midwest and Texas. Supertel is a vertically-integrated motel construction, development, and operations company that (i) identifies potential sites for the construction of new motels and analyzes existing motels that are available for acquisition, (ii) develops and constructs new motel properties and renovates existing motels it acquires, and (iii) manages its own motel properties.

        (b)   Basis of Presentation

              The consolidated financial statements include Supertel Hospitality, Inc. and its wholly-owned subsidiaries, which are Simplex, Inc. ("Simplex") and Motel Developers, Inc. ("MDI"). All significant intercompany balances and transactions have been eliminated in consolidation.

        (c)   Property and Equipment

              The Company records its property and equipment at cost. Major improvements and betterments to existing property and equipment are capitalized. Expenditures for repairs and maintenance which do not extend the life of the applicable asset are charged to expense as incurred. The Company computes depreciation on a straight-line and declining balance method over the estimated useful lives of the related assets as follows:

              Buildings                                          40 years
              Furniture, fixtures, and equipment             5 to 7 years
              Vehicles                                            5 years
                                                           ===============

        (d)   Intangible Assets

              The Company has twenty-year franchise agreements with Cendant Corp. and Choice Hotels International expiring from 1999 to 2017. Connected with these agreements is the requirement that the Company pay to the franchisor royalties, advertising fees, and reservation service fees amounting to 5% to 8.5% of motel revenues.

              The Company amortizes its intangible assets on the straight-line method over the following years:

              Franchise fees                                      20 years
              Organization costs                                   5 years
              Loan origination fees                         Period of loan
              Noncompetitive agreements                            5 years
                                                       ====================

        (e)   Income Taxes

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        (f)   Cash and Cash Equivalents

              For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with maturities of less than ninety days to be cash equivalents.

        (g)   Income Per Share

              Basic net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period and dilutive potential common shares outstanding during the period.

        (h)   Use of Estimates

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

        (i)   Disclosures About Fair Value of Financial Instruments

              The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these instruments. The carrying amounts of each of the Company's long-term debt instruments also approximate fair value because the interest rate is variable as it is tied to various market rates.

        (j)   Stock Option Plan

              Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards
              (SFAS) No. 123, Accounting for Stock-Based

              Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 (see note 7). For the years ending 1998, 1997, and 1996, the effect of the stock options was not significant.

        (k) Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of

              Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

        (l)   Comprehensive Income

              During 1998, the Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the consolidated balance sheet. At December 31, 1998, the Company has no items of accumulated other comprehensive income and, therefore, comprehensive income is equal to net income for the year then ended.

  (2)   Property and Equipment

        Property and equipment at December 31, 1998 and 1997 consist of the following:

                                                                1998                           1997
                                                           ----------------               ---------------
        Land                                           $        16,319,837                     15,986,770
        Buildings                                               77,482,811                     74,911,403
        Furniture, fixtures, and equipment                      18,611,306                     17,427,363
        Vehicles                                                   305,682                        269,025
        Construction in progress                                   811,358                        145,848
                                                           ----------------               ---------------
                                                               113,530,994                    108,740,409

                                                           ----------------               ---------------
        Less accumulated depreciation                           22,122,750                     18,365,073
                                                           ----------------               ---------------
        Net property and equipment                     $        91,408,244                     90,375,336
                                                           ================               ===============

  (3)   Long-term Debt

        Long-term debt at December 31, 1998 and 1997 consists of the following:

                                                                        1998                     1997
                                                                   ---------------          ----------------
Iowa and  Nebraska  Finance  Authority  Bonds,
     currently  ranging  from  7.74% to 9.79%,  due in monthly  installments  of
     $12,043, including interest, with maturities through January 2007.
     Secured by real estate                                                841,877                  914,426
Notes payable at 5.45 to 9.25% (with blended
     rate of 7.41% at December 31, 1998), due in
     variable installments with maturities through
     November 2009. Secured principally by
     motel properties and assignment of rents                           60,819,708               64,562,275
                                                                   ---------------          ----------------

                Total long-term debt                                    61,661,585               65,476,701

Less current installments of long-term debt                              2,437,936                1,942,380
                                                                   ---------------          ----------------

                Long-term debt, excluding current
                   installments                                 $       59,223,649               63,534,321
                                                                   ===============          ================



The Company has a line of credit with a bank to fund future acquisitions and construction of motel facilities. During 1997, the Company refinanced its line of credit. The line was reduced from $40,000,000 to $25,000,000. The line bears interest at the LIBOR rate plus 1.75% (7.45% at December 31, 1998) on funds advanced and matures on June 1, 2000. Approximately $3,300,000 remains available on this line of credit at December 31, 1998. The Company must pay an annual commitment fee of 1/4 of 1% on the unused portion of the commitment. The Company paid commitment fees of approximately $9,769 in 1998 and $28,393 in 1997.

Borrowings under this line of credit are classified as long-term debt since the maturity is longer than one year and the Company has the intent to maintain borrowings of at least the same amount for the next year.

As part of the refinancing of the line of credit, the Company entered into a term loan with the same bank for the amount of $14,745,500, of which $13,900,000 remains outstanding at December 31, 1998. The rate of interest on the loan is fixed at 8.65% until June 1, 2002, at which time the rate of interest will be adjusted and fixed until maturity, based on the weekly average of the five-year United States Treasury Security Index for the week immediately preceding April 15, 2002, plus 1.9%.

In 1997, the Company also entered into a promissory note with a bank for the amount of $4,500,000, of which $4,200,000 remains outstanding at December 31, 1998. The rate of interest on the note is 8.25% per annum until the date of maturity, May 19, 2002.

No other significant changes occurred in long-term debt in 1998 or 1997. Other remaining principal balances represent notes payable to banks in the aggregate amount of $21,700,000, all at various rates and maturities.

The Company's loan agreements contain certain restrictions and covenants related to, among others, minimum debt service, maximum debt per motel room, and maximum debt to tangible net worth. At December 31, 1998, the Company was in compliance with these covenants. At December 31, 1998, all of the Company's retained earnings were unrestricted and available for the payment of dividends under the most restrictive terms of the agreements.

The aggregate maturities of long-term debt for the five years following 1998 are as follows:

           1999               $   2,437,936
           2000                  24,096,576
           2001                   2,541,376
           2002                   6,713,714
           2003                   2,635,224
        Thereafter               23,236,759
                             ---------------

                         $       61,661,585
                             ===============

  (4)   Income Taxes

        Income tax expense for the years ended December 31, 1998, 1997, and 1996 consists of the following:

                          1998                                       1997                                     1996
         ---------------------------------------     ------------------------------------     -------------------------------------
           Current       Deferred        Total        Current       Deferred       Total        Current      Deferred       Total
         ------------    --------      ---------     ---------      --------     ---------     ---------     --------     ---------
Federal  $  2,374,832     345,157      2,719,989     1,707,866       367,000     2,074,866     1,480,000      305,000     1,785,000
State         558,780      66,018        624,798       426,966        93,000       519,966       346,900       83,600       430,500
         ------------    --------      ---------     ---------      --------     ---------     ---------     --------     ---------
         $  2,933,612     411,175      3,344,787     2,134,832       460,000     2,594,832     1,826,900      388,600     2,215,500
         ============    ========      =========     =========      ========     =========     =========      =======     =========

Income tax expense is reconciled with income taxes computed at the federal statutory rate of 34% for the years ended December 31, 1998, 1997, and 1996 as follows:

                                                                     1998                 1997               1996
                                                                 --------------       --------------      ------------
        Tax expense computed at federal statutory rate     $         2,843,073           2,276,809          1,899,494
        State income tax, net of federal tax effect                    412,367             343,178            284,130
        Other                                                          (89,347)            (25,155)            31,876
                                                                 --------------       --------------      ------------

                                                           $         3,166,093           2,594,832          2,215,500
                                                                 ==============       ==============      ============

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:

                                                       1998               1997
                                                    ------------       ------------
Deferred tax assets:
     Other                                        $          --             10,400
                                                    ------------       ------------

Deferred tax liabilities:
     Book basis over tax basis on property
        and equipment                                   835,565            497,722
     Book basis over tax basis on other assets           90,510             27,578
                                                    ------------       ------------

                Total deferred tax liabilities          926,075            525,300
                                                    ------------       ------------

                Net deferred tax liabilities      $     926,075            514,900
                                                    ============       ============

        There was no valuation allowance provided for deferred tax assets at December 31, 1997.

  (5)   Leases

        The Company has leases for outdoor advertising signs and various other items under noncancelable one to ten-year agreements. Rental payments are expensed when incurred and charged to advertising expense. Future minimum lease payments required under noncancelable operating lease agreements at December 31, 1998 are as follows:

          1999            $     342,910
          2000                  198,574
          2001                   73,864
          2002                   18,220
          2003                   17,820
       Thereafter                14,850
                             ------------------

                          $     666,238
                             ==================

        Rent expense incurred was $615,357 in 1998, $643,570 in 1997, and $529,311 in 1996.

  (6)   Litigation

        The Company is involved in various litigation incurred in the normal course of business. In the opinion of management, the ultimate disposition of this litigation will not have a material impact on the Company's consolidated financial statements.

  (7)   Stock Option Plan

        The Company adopted stock option plans in 1997 and 1994, whereby stock options may be offered at the discretion of the compensation committee of the Board of Directors to key employees to purchase shares of common stock of the Company. Also, each nonemployee director will annually receive an option to acquire 1,500 shares of common stock. Options for an aggregate of 400,000 common shares may be granted and all shares subject to options may be purchased at a price not less than its fair market value at the date the options are granted. At December 31, 1998, there were 237,200 additional shares available for grant under the plan.

        The per share weighted average fair value of stock options granted during 1998, 1997, and 1996 was $3.79, $3.99, and $7.32, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions: 1998 - expected dividend yield of 0%, risk-free interest rate of 5%, and an expected life of five years; 1997 - expected dividend yield of 0%, risk-free interest rate of 6.0%, and an expected life of five years; and 1996 - expected dividend yield of 0%, risk-free interest rate of 6.5%, and an expected life of ten years.

        The Company applies APB Opinion No. 25 in accounting for its plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                              1998                 1997                1996
                                                        ------------------   ------------------  ------------------
        Net income:
             As reported                            $      5,017,191            4,101,665          3,371,247
             Pro forma                                     4,886,291            3,958,794          3,210,566
                                                        ==================   ==================  ==================

        Net income per share - basic and diluted:
             As reported                            $          1.04                  0.85               0.70
             Pro forma                                         1.01                  0.82               0.66
                                                        ==================   ==================  ==================

        Pro forma net income reflects only options granted in 1998, 1997, and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of twelve months, and compensation cost for options granted prior to January 1, 1995 is not considered.

        The changes in the outstanding stock options during the three years ended December 31, 1998 are summarized below:

                                                                Number            Option price
                                                              of options         per share range
                                                              ------------       ----------------
        Options outstanding at December 31, 1995                  37,300       $ 10.00 to 11.125
            Granted                                               36,600         10.00 to 11.125
            Exercised                                                 --               --
            Canceled                                              (1,000)             13.50
                                                              ------------       ----------------

        Options outstanding at December 31, 1996                  72,900         10.00 to 13.75
            Granted                                               59,700          8.50 to 10.00
            Exercised                                                 --               --
            Canceled                                             (19,900)        10.00 to 13.50
                                                              ------------       ----------------

        Options outstanding at December 31, 1997                 112,700          8.50 to 13.75
            Granted                                               57,600         10.75 to 13.03
            Exercised                                             (3,400)        10.00 to 11.125
            Canceled                                              (4,100)        10.00 to 13.50
                                                              ------------       ----------------

        Options outstanding at December 31, 1998                 162,800       $  8.50 to 13.75
                                                              ============       ================

        Options exercisable at December 31, 1998                 108,200       $  8.50 to 13.75
                                                              ============       ================

  (8)   Profit Sharing Plan

        Beginning in July 1996, the Company began sponsoring a nonstandardized 401(k) profit sharing plan and trust covering certain eligible full-time employees. In January 1998, the plan was expanded to include all eligible full-time and part-time employees. The Company contributions provided for by the plan equal 50% of the participants' contributions not to exceed 4% of the participant's compensation. The Company contributed and expensed approximately $310,000 and $41,000 in 1998 and 1997, respectively.

  (9)   Acquisition of Operating Properties

        During 1996, the Company acquired for cash seven motel operating properties. For consolidated financial statement purposes, the acquisitions were accounted for as purchases. The following unaudited pro forma consolidated results of operations for 1996 have been prepared as if the acquisitions had occurred at the beginning of fiscal 1996:

        Pro forma:
            Net revenue                                   $    39,610,881
            Net income                                          3,504,152
        Net income per share - basic and diluted                      .72
                                                            ==============

        The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisition been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future. There were no significant acquisitions in 1998 or 1997.

(10)    Transaction Expense

        In 1998, the Company incurred legal, accounting, investment banking, environmental, and title expenses fees of $708,000 relating to a terminated merger agreement, and all related expenses are included in the accompanying consolidated financial statements as a separate component of operating expenses.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Norfolk, State of Nebraska, on the 22nd day of March, 1999.

                                            Supertel Hospitality, Inc.


                                            By: /s/  Paul J. Schulte
                                                --------------------------
                           Paul J. Schulte, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Supertel Hospitality, Inc. and in the capacities indicated on the 22nd day of March, 1999.


    /s/ Paul J. Schulte               Director and Chief Executive Officer
--------------------------
Paul J. Schulte

    /s/ Steve H. Borgmann             Director, Executive Vice President and
--------------------------
Steve H. Borgmann                     Chief Operating Officer

    /s/ Richard Herink                Director and Executive Vice President
--------------------------
Richard Herink

   /s/ Troy Beatty                    Senior Vice President (Chief Financial
--------------------------
Troy Beatty                           Officer and Principal Accounting Officer)

   /s/ Joseph Caggiano                Director
--------------------------
Joseph Caggiano

   /s/ Paul J. Schulte*               Director
--------------------------
Loren Steele




*  Pursuant to power of attorney -- Exhibit 24.1

                                  EXHIBIT INDEX

Exhibit         Description                                         Page

  3.1 Certificate of Incorporation of Supertel, incorporated herein by reference to the Company's Registration Statement on Form S-1 (Reg. No. 33-75796) filed with the Securities and Exchange Commission on March 1, 1994 (the "Registration Statement").

  3.2    Bylaws  of   Supertel,   incorporated   herein  by   reference  to  the
         Registration Statement.

  4.1    Revolving  Term  Promissory  Note  and  Loan  Agreement  (Modified  and
         Extended) dated December 30, 1996 between Supertel and First Bank National Association, incorporated herein by reference to Supertel's Annual Report on Form 10-K for the year ended December 31, 1996.

  4.2 Modification to Revolving Term Promissory Note and Loan Agreement dated June 24, 1997 between Supertel and First Bank National Association, incorporated herein by reference to Supertel's Annual Report on Form 10-K for the year ended December 31, 1997.

  4.3 Term Loan Agreement dated May 9, 1997 between Supertel and First Bank National Association, incorporated herein by reference to Supertel's quarterly report on Form 10-Q for the quarter ended June 30, 1997.

 10.1 Form of Super 8 Franchise Agreement, incorporated herein by reference to the Registration Statement.

 10.2    Amendment  dated  March  4,  1996  to  Super  8  Franchise   Agreement,
         incorporated herein by reference to Supertel's annual report on Form 10-K for the year ended December 31, 1995.

 10.3    Form  of  Wingate  Inn  Franchise  Agreement   incorporated  herein  by
         reference to Supertel's annual report on Form 10-K for the year ended December 31, 1995.

 10.4 Amended and Restated Territorial Development Agreement dated June 30, 1994 between Supertel and Super 8 Motels, Inc., incorporated herein by reference to Supertel's quarterly report on Form 10-Q for the quarter ended June 30, 1994.

 10.5 Amendment dated May 31, 1995 to Amended and Restated Territorial Development Agreement between Supertel and Super 8 Motels, Inc., incorporated herein by reference to Supertel's quarterly report on Form 10-Q for the quarter ended June 30, 1995.

 10.6 Supertel's 1994 Stock Option Plan, incorporated herein by reference to the Registration Statement.

 10.7 Supertel's 1997 Stock Plan, incorporated herein by reference to Supertel's annual report on Form 10-K for the year ended December 31, 1997.

 10.8 Employment Agreements dated May 1, 1995 between Supertel and each of Paul J. Schulte and Steve H. Borgmann, incorporated herein by reference to Supertel's quarterly report on Form 10-Q for the quarter ended June 30, 1995.

 10.9 Employment Agreement dated November 6, 1995 between Supertel and Richard L. Herink, incorporated herein by reference to Supertel's annual report on Form 10-K for the year ended December 31, 1995.

 21.1    List of Subsidiaries.............................

 23.1    Consent of KPMG Peat Marwick LLP.................

 24.1    Power of Attorney................................

 27      Financial Data Schedule..........................




         Pursuant to Item 601(b)(4) of Regulation S-K, certain instruments with respect to long-term debt are not filed with this annual report on Form 10-K. Supertel will furnish a copy of any such long-term debt agreement to the Securities and Exchange Commission upon request.

         Management  contracts and compensatory  plans are set forth as exhibits
10.6 through 10.9.