Form 10-Q
period 1999-03-31
SUPERTEL HOSPITALITY INC
filed 1999-05-14
CIK 919640

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           - - - - - - - - - - - - - -
                                    FORM 10-Q
                           - - - - - - - - - - - - - -

   (Mark One)

     (X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1999.

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

              Yes   ( X )                          No     (   )

As of March 31, 1999 there were 4,843,400 common shares of the registrant outstanding.

                         PART I:  FINANCIAL INFORMATION

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                                                      MARCH 31,        DECEMBER 31,
                                   Assets                                                1999              1998
                                                                                  -----------------    -------------
                                                                                     (Unaudited)
Current assets:
 Cash and cash equivalents                                                        $              --       11,520,593
 Accounts receivable                                                                      1,450,666        1,428,531
 Prepaid expenses and other                                                                 801,126          388,409
                                                                                  -----------------    -------------
     Total current assets                                                                 2,251,792       13,337,533
                                                                                  -----------------    -------------
Property and equipment, at cost                                                         115,236,014      113,530,994
Less accumulated depreciation                                                           (23,060,756)     (22,122,750)
                                                                                  -----------------    -------------
     Net property and equipment                                                          92,175,258       91,408,244
                                                                                  -----------------    -------------
Other assets:
 Intangible assets                                                                        1,261,283        1,312,828
 Other assets                                                                               184,128          180,174
                                                                                  -----------------    -------------
     Total other assets                                                                   1,445,411        1,493,002
                                                                                  -----------------    -------------
     Total assets                                                                 $      95,872,461      106,238,779
                                                                                  =================    =============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current installments of long-term debt                                           $       2,053,076        2,437,936
 Accounts payable                                                                         1,919,546        1,370,408
 Income taxes payable                                                                       350,000          207,900
 Accrued expenses                                                                         3,269,303        3,738,309
                                                                                  -----------------    -------------
     Total current liabilities                                                            7,591,925        7,754,553

Deferred income taxes                                                                     1,051,166          926,075
Long-term debt, excluding current installments                                           48,281,214       59,223,649
Other long-term liabilities                                                                 406,944          415,278
                                                                                  -----------------    -------------
     Total liabilities                                                                   57,331,249       68,319,555
                                                                                  -----------------    -------------
Stockholders' equity:
 Preferred stock, $1.00 par value.  Authorized 1,000,000 shares; none issued                     --               --
 Common stock, $0.01 par value.  Authorized 10,000,000 shares; issued
  and outstanding 4,843,400 shares in 1998 and 4,840,000 shares in 1997                      48,434           48,434
 Additional paid-in capital                                                              18,387,933       18,387,933
 Retained earnings                                                                       20,104,845       19,482,857
                                                                                  -----------------    -------------
     Total stockholders' equity                                                          38,541,212       37,919,224

Commitments and contingency
                                                                                  -----------------    -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $      95,872,461      106,238,779
                                                                                  =================    =============

See accompanying notes to condensed consolidated financial statements.

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

                  Condensed Consolidated Statements of Income
                                  (Unaudited)


                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                -----------------------------
                                                     1999            1998
                                                --------------    -----------
Motel revenues:
 Lodging revenues                               $   10,896,061     10,533,617
 Other lodging activities                              367,698        370,675
                                                --------------    -----------
     Total motel revenues                           11,263,759     10,904,292
                                                --------------    -----------
Direct operating expenses:
 Payroll and payroll taxes                           3,168,077      2,779,867
 Royalties and advertising fund                        694,582        645,635
 Other lodging                                       3,207,940      3,044,067
                                                --------------    -----------
     Total lodging expense                           7,070,599      6,469,569

 Other lodging activities                              268,696        269,530
 Depreciation and amortization                       1,135,160      1,113,272
 General and administrative                            870,838        999,863
                                                --------------    -----------
     Total direct operating expenses                 9,345,293      8,852,234
                                                --------------    -----------
     Operating income                                1,918,466      2,052,058
                                                --------------    -----------
Other income (expense):
 Interest expense                                     (889,769)    (1,101,009)
 Miscellaneous income                                    7,950         18,051
                                                --------------    -----------
                                                      (881,819)    (1,082,958)
                                                --------------    -----------
     Income before income taxes                      1,036,647        969,100

Income tax expense                                     414,659        387,635
                                                --------------    -----------
     Net income                                 $      621,988        581,465
                                                ==============    ===========
Net income per share                            $          .13            .12
                                                ==============    ===========
Weighted average shares outstanding                  4,843,400      4,840,000
                                                ==============    ===========

See accompanying notes to condensed consolidated financial statements.

                   SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                          -----------------------------
                                                              1999              1998
                                                          ------------       ----------
Cash flows from operating activities:
 Net income                                               $    621,988          581,465
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                              1,083,615        1,029,113
   Amortization                                                 51,545           84,159
   Loss on sale of property and equipment                           --           18,802
   Deferred income taxes                                       125,091           68,500
   Changes in assets and liabilities:
    Accounts receivable                                        (22,135)         (46,587)
    Prepaid expenses and other assets                         (416,671)        (402,538)
    Recoverable income taxes                                        --          148,925
    Accounts payable                                           549,138          565,001
    Income taxes payable                                       142,100               --
    Accrued expenses and other liabilities                    (477,340)          65,481
                                                          ------------       ----------
      Net cash provided by operating activities              1,657,331        2,112,321
                                                          ------------       ----------
Cash flows from investing activities:
 Additions to property and equipment                        (1,850,629)        (569,086)
 Decrease in intangible assets                                      --          (17,216)
 Proceeds from sale of property and equipment                       --            2,211
                                                          ------------       ----------
      Net cash used in investing activities                 (1,850,629)        (584,091)
                                                          ------------       ----------
Cash flows from financing activities:
 Repayments of long-term debt                              (20,255,769)     (10,295,826)
 Proceeds from long-term debt                                8,928,474               --
                                                          ------------       ----------
      Net cash used in financing activities                (11,327,295)     (10,295,826)
                                                          ------------       ----------
      Net decrease in cash and cash equivalents            (11,520,593)      (8,767,596)

Cash and cash equivalents at beginning of period            11,520,593        9,532,430
                                                          ------------       ----------
Cash and cash equivalents at end of period                $         --          764,834
                                                          ============       ==========

See accompanying notes to condensed consolidated financial statements.

                   SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)





  (1)   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The condensed consolidated balance sheet as of March 31, 1999 and the condensed consolidated statements of income and cash flows for the three months ended March 31, 1999 and 1998 have been prepared by Supertel Hospitality, Inc. (the "Company"), without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position and results of operations for all periods presented.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

  (2)   NET INCOME PER SHARE

        For the three months ended March 31, 1999 and 1998, the net income per share was calculated based on the weighted average number of common shares outstanding.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This report contains certain forward-looking statements and information relating to Supertel that are based on the beliefs of Supertel management as well as assumptions made by and information currently available to Supertel management. Such statements reflect the current views of Supertel with respect to future events and are subject to certain risks, uncertainties and assumptions, including "Certain Business Factors" described in Supertel's 1998 Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as believed, estimated or expected. RESULTS OF OPERATIONS

  FOR THE FIRST QUARTER ENDED MARCH 31, 1999 AND 1998

     Total motel revenues for the first quarter of 1999 were $11,263,759, an increase of $359,467 or 3.3%, over total revenues of $10,904,292 for the first quarter of 1998. The increase was primarily due to an increase of $362,444 in revenues from lodging operations. Revenues from other lodging activities, which consist of telephone, vending and movie revenues, decreased $2,977. The lodging revenue increase was affected by an addition to one existing property in Iowa, an addition to one existing property in Nebraska, and the acquisition of one property in Missouri. The Company's room count was 4,559 at the end of the first quarter of 1999, compared to 4,454 at the end of the first quarter of 1998.

     The increase in revenues from lodging operations for the first quarter of 1999 resulted primarily from renting 244,130 rooms, an increase of 3,070 or 1.3%, over the 241,060 rooms rented in the first quarter of 1998. Rooms available in the first quarter of 1999 were 407,678, an increase of 6,751 or 1.7% over rooms available of 400,927 in the first quarter of 1998. Occupancy as a percentage of rooms available during the comparable three-month periods decreased from 60.1% to 59.9%.

     Occupancy as a percentage of rooms available in seasoned properties (those owned/opened over one year) was essentially unchanged at 59.7% versus 60.1% for the same period last year. There was only one unseasoned property at the end of the first quarter, 1999.

     The revenue increase also reflected an increase in the average daily room rate. An average daily room rate of $46.14 was achieved for the first quarter of 1999 compared to $45.23 for the first quarter of 1998, an increase of $0.91 or 2.0% per rented room. The decrease in revenues from other lodging activities resulted from the decrease in telephone revenue. Revenue per available room for the first quarter of 1999 increased to $27.63 from $27.20, an increase of $0.43 or 1.6%.

     Lodging expenses for the first quarter of 1999 were $7,070,599, an increase of $601,030 or 9.3%, over the $6,469,569 for the first quarter of 1998. The increase in lodging expenses was due in part to the increase in the number of rooms rented and an increase in payroll and payroll tax expense. Lodging expense as a percentage of motel revenues increased from 59.3% to 62.8% during the comparable three-month periods. The increase in payroll and payroll tax expense resulted from wage rate pressure and increased hours worked related to training.

     Depreciation and amortization expense for the first quarter of 1999 was $1,135,160, an increase of $21,888 or 2.0%, from the $1,113,272 for the first quarter of 1998. This increase was due to an increase in the number of motel properties.

     General and administrative expenses for the first quarter of 1999 were $870,838, a decrease of $129,025 or 12.9%, over general and administrative expenses of $999,863 for the first quarter of 1998. General and administrative expenses as a percentage of motel revenue decreased to 7.7% in the first quarter of 1999 from 9.2% in the first quarter of 1998. The percentage decrease was due primarily to a reduced bonus.

     Interest expense for the first quarter of 1999 was $889,769, a decrease of $211,240 or 19.2%, over $1,101,009 for the first quarter of 1998. Average borrowings for the first quarter of 1999 decreased to $50,513,230 from $55,667,035 in the same quarter 1998, a decrease of $5,153,805 or 9.3%. The decrease was primarily due to using cash flow from operations to pay down debt. Long-term debt (including current installments) at March 31, 1999 was $50,334,290.

     Net income for the first quarter of 1999 from continuing operations was $621,988, or $.13 per share versus net income of $581,465, or $.12 per share, for the corresponding period in 1998. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the first quarter of 1999 were $3,061,576, an decrease of $121,805 or 3.8% over EBITDA of $3,183,381 for the first quarter of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Supertel's growth has been financed through a combination of cash provided from operations and long-term debt financing. Cash provided from operations was $1,657,331 for the first quarter of 1999 and $2,112,321 for the first quarter of 1998. Supertel requires capital principally for the construction, acquisition and improvement of lodging facilities. Capital expenditures for such purposes were $1,850,629 in the first quarter of 1999 and $569,086 in the first quarter of 1998.

     Long-term debt (excluding current installments of long-term debt) was $48,281,214 at March 31, 1999 and $59,223,649 at December 31, 1998. Supertel's
current installments of long-term debt were $2,053,076 at March 31, 1999 and $2,437,936 at December 31, 1998. Supertel's loan agreements contain certain restrictions and covenants related to, among other things, minimum debt service, maximum debt per motel room and maximum debt to tangible net worth. At March 31, 1999, Supertel was in compliance with these covenants.

     Supertel maintains a $25,000,000 line of credit, with an outstanding balance of $11,183,641 (classified as long-term debt) at March 31, 1999. Supertel's ratio of long-term debt (including current installments) to long-term debt and stockholders' equity was 56.6% at March 31, 1999, compared to 61.9% at December 31, 1998.

     Supertel plans to add an aggregate of approximately 200 - 300 motel rooms in 1999 and expects approximately $6,000,000 - $11,000,000 of capital funds will be necessary to finance such acquisitions. Supertel believes that a combination of cash flow from operations, the use of funds from its line of credit, securing new short- and long-term facilities and the ability to leverage unencumbered properties will be sufficient to fund acquisitions and debt repayments.

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


         Supertel has completed an assessment of its IT and Non-IT Systems and is in the process of replacing noncompliant systems. Approximately 75% of the systems are compliant. Supertel expects to replace any noncompliant systems by the end of the second quarter of 1999. Supertel does not have any material suppliers or customers and the Y2K noncompliance of any particular supplier should not materially affect Supertel.

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

ITEM 3(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


         There has been no material change in Supertel's interest rate exposure subsequent to December 31, 1998.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         A complaint filed on June 16, 1998 against Supertel, the members of the Supertel board of directors and PMC Commercial Trust, with respect to a merger agreement and related agreements between Supertel and PMC Commercial Trust (which merger agreement was terminated in October 1998), was dismissed with prejudice by the Delaware Court of Chancery in New Castle County on April 23, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Supertel's annual meeting of stockholders was held on April 23, 1999. The stockholders elected five directors and ratified the appointment of independent public accountants. Voting on these matters was as follows:

         1.  ELECTION OF DIRECTORS:

                                                            FOR       WITHHELD
             Paul Schulte .............................. 4,318,662      3,112
             Steve Borgmann ............................ 4,318,662      3,112
             Joseph Caggiano ........................... 4,318,162      3,912
             Loren Steele .............................. 4,318,162      3,912
             Rich Herink ............................... 4,317,652      4,422

         2. RATIFICATION OF THE APPOINTMENT OF KPMG LLP AS INDEPENDENT AUDITORS FOR FISCAL YEAR 1999:

             FOR ....................................... 4,313,181
             AGAINST ...................................     1,938
             WITHHELD...................................     6,955

ITEM 5. OTHER INFORMATION

         None.


ITEM 6. Exhibits and Reports on Form 8-K.


     A. Exhibits.

        None.


     B. Reports on Form 8-K.

        None



                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              SUPERTEL HOSPITALITY, INC.




                                              By: /s/ Mr. Troy Beatty
                                                  -----------------------------
                                                  Mr. Troy Beatty
                                                  Chief Financial Officer



DATED this 14 day of May, 1999.
           --