Form 10-Q
period 1999-06-30
SUPERTEL HOSPITALITY INC
filed 1999-08-05
CIK 919640

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           - - - - - - - - - - - - - -
                                    FORM 10-Q
                           - - - - - - - - - - - - - -

   (Mark One)

     ( X ) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1999.

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

               Yes ( X )                                    No  (   )

As of June 30, 1999, there were 4,843,400 common shares of the registrant outstanding.

                         PART I:  FINANCIAL INFORMATION

                         Item 1 - FINANCIAL STATEMENTS

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets


                                                                                      JUNE 30,          DECEMBER 31,
                                ASSETS                                                  1999                1998
                                                                                 -----------------     --------------
                                                                                    (Unaudited)
Current assets:
 Cash and cash equivalents                                                       $         363,386         11,520,593
 Accounts receivable                                                                     1,518,144          1,428,531
 Prepaid expenses and other current assets                                               1,225,139            388,409
                                                                                 -----------------     --------------
     Total current assets                                                                3,106,669         13,337,533
                                                                                 -----------------     --------------
Property and equipment, at cost                                                        116,044,088        113,530,994
Less accumulated depreciation                                                          (23,835,297)       (22,122,750)
                                                                                 -----------------     --------------
     Net property and equipment                                                         92,208,791         91,408,244
                                                                                 -----------------     --------------
Other assets:
 Intangible assets                                                                       1,209,755          1,312,828
 Other assets                                                                              189,301            180,174
                                                                                 -----------------     --------------
     Total other assets                                                                  1,399,056          1,493,002
                                                                                 -----------------     --------------
                                                                                 $      96,714,516        106,238,779
                                                                                 =================     ==============
                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                $       1,595,761          1,370,408
                                                                                 -----------------     --------------
 Accrued expenses:
  Real estate taxes                                                                      1,706,294          1,838,088
  Income taxes payable                                                                     880,000            207,900
  Sales and lodging taxes                                                                  620,352            437,786
  Payroll and payroll taxes                                                              1,055,412            910,704
  Royalties                                                                                372,655            256,906
  Interest                                                                                 265,812            294,825
                                                                                 -----------------     --------------
     Total accrued expenses                                                              4,900,525          3,946,209
                                                                                 -----------------     --------------
 Current installments of long-term debt                                                  2,104,497          2,437,936
                                                                                 -----------------     --------------
     Total current liabilities                                                           8,600,783          7,754,553
                                                                                 -----------------     --------------
Deferred income taxes                                                                    1,111,507            926,075
Long-term debt, excluding current installments                                          46,463,367         59,223,649
Other long-term liabilities                                                                398,611            415,278

Stockholders' equity:
 Preferred stock, $1.00 par value.  Authorized 1,000,000 shares; none issued                    --                 --
 Common stock, $0.01 par value.  Authorized 10,000,000 shares; issued
  and outstanding 4,843,400 shares                                                          48,434             48,434
 Additional paid-in capital                                                             18,387,933         18,387,933
 Retained earnings                                                                      21,703,881         19,482,857

     Total stockholders' equity                                                         40,140,248         37,919,224
                                                                                 -----------------     --------------
                                                                                 $      96,714,516        106,238,779
                                                                                 =================     ==============

See accompanying notes to condensed consolidated financial statements.

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

                  Condensed Consolidated Statements of Income
                                  (Unaudited)


                                                  THREE MONTH PERIOD ENDED          SIX MONTH PERIOD ENDED
                                                           JUNE 30,                        JUNE 30,
                                                -----------------------------    ---------------------------
                                                      1999           1998            1999           1998
                                                --------------   ------------    ------------   ------------
Motel revenues:
 Lodging revenues                               $   13,378,736     13,139,131      24,274,797     23,672,748
 Other lodging activities                              445,387        398,237         813,085        768,912
                                                --------------   ------------    ------------   ------------
     Total motel revenues                           13,824,123     13,537,368      25,087,882     24,441,660
                                                --------------   ------------    ------------   ------------
Direct operating expenses:
 Payroll and payroll taxes                           3,501,940      3,132,034       6,670,017      5,911,901
 Royalties and advertising fund                        847,748        812,157       1,542,330      1,457,792
 Other lodging                                       3,421,926      3,236,930       6,629,866      6,280,997
                                                --------------   ------------    ------------   ------------
     Total lodging expense                           7,771,614      7,181,121      14,842,213     13,650,690

 Other lodging activities                              277,202        286,595         545,898        556,125
 Depreciation and amortization                       1,171,943      1,076,322       2,307,103      2,189,594
 General and administrative                          1,049,279      1,159,663       1,920,117      2,159,526
                                                --------------   ------------    ------------   ------------
     Total direct operating expenses                10,270,038      9,703,701      19,615,331     18,555,935
                                                --------------   ------------    ------------   ------------
     Operating income                                3,554,085      3,833,667       5,472,551      5,885,725
                                                --------------   ------------    ------------   ------------
Other income (expense):
 Interest expense                                     (879,131)    (1,050,186)     (1,768,900)    (2,151,195)
 Miscellaneous income (expense)                         (9,894)         4,411          (1,944)        22,462
                                                --------------   ------------    ------------   ------------
                                                      (889,025)    (1,045,775)     (1,770,844)    (2,128,733)
                                                --------------   ------------    ------------   ------------
     Income before income taxes                      2,665,060      2,787,892       3,701,707      3,756,992

Income tax expense                                   1,066,024      1,115,160       1,480,683      1,502,795
                                                --------------   ------------    ------------   ------------
     Net income                                 $    1,599,036      1,672,732       2,221,024      2,254,197
                                                ==============   ============    ============   ============
Net income per share                            $         0.33           0.35            0.46           0.47
                                                ==============   ============    ============   ============
Weighted average shares outstanding                  4,843,400      4,840,026       4,843,400      4,840,013
                                                ==============   ============    ============   ============

See accompanying notes to condensed consolidated financial statements.

                  SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                          SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                  ---------------------------------
                                                                         1999             1998
                                                                  ----------------    -------------
Cash flows from operating activities:
 Net income                                                       $      2,221,024        2,254,197
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation                                                          2,204,781        2,068,589
   Amortization                                                            103,073          121,005
   Loss on sale of property and equipment                                   54,023           42,291
   Deferred income taxes                                                   185,432          137,700
   Changes in assets and liabilities:
    Accounts receivable                                                    (89,613)        (162,743)
    Prepaid expenses and other assets                                     (845,857)        (556,757)
    Recoverable income taxes                                                    --          148,925
    Accounts payable                                                       225,353          626,839
    Accrued expenses and other liabilities                                 265,549          601,331
    Income taxes payable                                                   672,100          864,727
                                                                  ----------------    -------------
      Net cash provided by operating activities                          4,995,865        6,146,104
                                                                  ----------------    -------------
Cash flows from investing activities:
 Additions to property and equipment                                    (3,059,351)      (1,395,126)
 Proceeds from sale of property and equipment                                   --            4,844
                                                                  ----------------    -------------
      Net cash used in investing activities                             (3,059,351)      (1,390,282)
                                                                  ----------------    -------------
Cash flows from financing activities:
 Repayments of long-term debt                                          (13,093,721)     (28,245,052)
 Proceeds from long-term debt                                                   --       15,016,606
 Proceeds from issuance of common stock                                         --            5,000
                                                                  ----------------    -------------
      Net cash used in financing activities                            (13,093,721)     (13,223,446)
                                                                  ----------------    -------------
      Net decrease in cash and cash equivalents                        (11,157,207)      (8,467,624)

Cash and cash equivalents at beginning of period                        11,520,593        9,532,430
                                                                  ----------------    -------------
Cash and cash equivalents at end of period                        $        363,386        1,064,806
                                                                  ================    =============

See accompanying notes to condensed consolidated financial statements.

                   SUPERTEL HOSPITALITY, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



(1)     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        The condensed consolidated balance sheet as of June 30, 1999 and the condensed consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1999 and 1998 have been prepared by Supertel Hospitality, Inc. (the "Company"), without audit. In the opinion of management, all necessary adjustments (which include normal recurring adjustments) have been made to present fairly the financial position at June 30, 1999 and for all periods presented. Balance sheet data as of December 31, 1998 has been derived from the audited consolidated financial statements as of that date.

        Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended December 31, 1998. The results of operations for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

(2)      BUSINESS COMBINATION

         On June 11, 1999 Humphrey Hospitality Trust, Inc. (Humphrey) and the Company announced that they had entered into an Agreement and Plan of Merger pursuant to which Humphrey will exchange 1.30 shares of its common stock for each share of the Company's common stock. The Agreement provides for the stockholders of the Company to receive a pre-closing dividend of the Company's earnings and profits. The earnings and profits dividend would be payable only if the merger occurs. The merger is subject to a number of conditions, including approval by the stockholders of Humphrey and the Company. The merger has been approved by the boards of both companies. Stockholders meetings to vote on the merger are scheduled for late September 1999.

Item 2
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     This report contains certain forward-looking statements and information relating to Supertel that are based on the beliefs of Supertel's management as well as assumptions made by and information currently available to Supertel's management. Such statements reflect the current views of Supertel with respect to future events and are subject to certain risks, uncertainties and assumptions, including the business factors described in Supertel's 1998 Form 10-K. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as believed, estimated or expected.

RECENT DEVELOPMENTS

         On June 11, 1999, Humphrey Hospitality Trust, Inc. (Nasdaq: HUMP) and Supertel announced that they had entered in an Agreement and Plan of Merger pursuant to which Humphrey Hospitality would exchange 1.30 shares of Humphrey Hospitality common stock for each share of Supertel common stock. The agreement provides for the stockholders of Supertel to receive a pre-closing dividend of Supertel's earnings and profits, which is expected to be between $4.50 and $4.80 per share. The earnings and profits dividend would be payable only if the merger occurs. The merger has been approved by the boards of both companies, and is subject to a number of conditions, including approval by the shareholders of Humphrey Hospitality and the stockholders of Supertel.

Supertel has executed an application letter for a commercial loan of (a) up to $27 million to fund the pre-merger earnings and profits dividend distribution, and (b) up to $18 million exclusively for replacement financing of certain Supertel motel properties. The application letter provides the loan must close on or before October 4, 1999, or the bank will have no further obligation to consider the loan request. Supertel and the bank continue to review and prepare documentation for the loan and there can be no assurance that a loan will be granted or granted on the terms contemplated in the application letter.


RESULTS OF OPERATIONS

  FOR THE SECOND QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
     Total motel revenues for the second quarter were $13,824,123, an increase of $286,755 or 2.1%, over total revenues of $13,537,368 for the second quarter of 1998. Total motel revenues for the first six months were $25,087,882, an increase of $646,222 or 2.6% over the total revenues of $24,441,660 for the first six months of 1998. The increase for the second quarter was primarily due to an increase of $239,605 in revenues from lodging operations and $47,150 from other lodging activities (which consist of telephone, vending, movie revenue and other purchased services). The increase for the first six months was primarily due to an increase of $602,049 in revenue from lodging operations and $44,173 from other lodging activities.

     The increase in revenues from lodging operations for the second quarter resulted primarily from renting 284,992 rooms at increased rates in 1999 compared to 286,555 rooms at lower rates in the second quarter of 1998. The increase in revenues from lodging operations for the first six months resulted primarily from renting 529,122 rooms in 1999 compared to 527,615 rooms rented in the first six months of 1998, an increase of 1,507 or .3%.

         The increase in rooms rented for the first six months is due to the purchase of a 58 unit motel in the third quarter of 1998 in Neosho, Missouri and the construction of a 40 unit motel in the first quarter of 1999 in Creston, Iowa. Revenues were also impacted by an increase in the average daily room rate in the second quarter of 1999. An average daily room rate of $48.51 was achieved compared to $47.24 for the second quarter of 1998, an increase of $1.27 or 2.7%. For the first six months, the average daily room rate was $47.41 in 1999 compared to $46.32 for the first six months of 1998, an increase of $1.09 or 2.4%.

     Revenue per available room for the second quarter of 1999 decreased to $33.33 from $33.41, a decrease of $0.08 or .2%. Revenue per available room for the first six months of 1999 increased to $30.50 from $30.32, an increase of $0.18 or .6%.

       Occupancy as a percentage of rooms available for the second quarter of 1999 was 68.7% versus 70.7% for the same period in 1998. Occupancy as a percentage of rooms available for the first six months of 1999 was 64.3% versus 65.5% for the same period in 1998. There was only one unseasoned property at the end of the second quarter of 1999.

     Lodging expenses for the second quarter of 1999 were $7,771,614 compared to $7,181,121 for the second quarter of 1998, an increase of $590,493 or 8.2%. Lodging expenses for the first six months of 1999 were $14,842,213 compared to $13,650,690 for the first six months of 1998, an increase of $1,191,523 or 8.7%. The increase in lodging expense for the first six months of 1999 was due in part to the increase in the number of rooms rented and an increase in payroll and payroll tax expenses. Lodging expenses as a percentage of motel revenues increased to 56.2% for the second quarter of 1999 from 53.0% in the second quarter of 1998. Lodging expenses as a percentage of motel revenues increased to 59.2% for the first six months of 1999 from 55.9% for the first six months of 1998. The increase in payroll and payroll tax expenses resulted from wage rate pressure and an increase in hours worked attributed to employee turnover.

     Depreciation and amortization expenses for the second quarter of 1999 were $1,171,943 compared to $1,076,322 for the second quarter of 1998, a decrease of $95,621 or 8.9%. Depreciation and amortization expenses for the first six months of 1999 were $2,307,103 compared to $2,189,594 for the first six months of 1998, an increase of $117,509 or 5.4%. The increase in depreciation expense for the second quarter and six months ended June 30, 1999 as compared to the corresponding periods in 1998 is due to the opening of the Creston, Iowa addition.

       General and administrative expenses for the second quarter of 1999 were $1,049,279 compared to $1,159,663 in the second quarter of 1998, a decrease of $110,384 or 9.5%. General and administrative expenses as a percent of sales decreased in the second quarter of 1999 to 7.6% from 8.6% of sales in the second quarter of 1998. General and administrative expenses for the first six months of 1999 were $1,920,117 compared to $2,159,526 for the first six months of 1998, a decrease of $239,409 or 11.1%. General and administrative expenses as a percent of sales decreased in the first six months of 1999 to 7.7% from 8.8% of sales in the first six months of 1998. The percentage decrease is due to a reduced bonus accrual in the second quarter and first six months of 1999.

     Interest expense decreased by $171,055 or 16.3% for the second quarter of 1999 from $1,050,186 for the second quarter of 1998 to $879,131 in 1999.
Interest expense decreased by $382,295 for the first six months of 1999 from $2,151,195 in 1998 to $1,768,900 in 1999 or 17.8%. The decrease was primarily due to using cash flow from operations to pay down debt. Average bank borrowings for the second quarter of 1999 decreased to $49,548,839 from $53,235,391 for the comparable period in 1998, a decrease of $3,686,552 or 6.9%. Bank borrowings at June 30, 1999 were $48,567,864.

     As a result of the aforementioned operating factors and general business conditions, net income for the second quarter of 1999 was $1,599,036 or $.33 per share versus net income of $1,672,732 or $.35 per share for the corresponding period in 1998. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the second quarter of 1999, were $4,716,134, a decrease of $198,266 or 4.0% over EBITDA of $4,914,400 for the second quarter of 1998.

     Net income for the six months of 1999 was $2,221,024 or $.46 per share versus net income of $2,254,197 or $.47 per share, for the corresponding period in 1998. EBITDA for the first six months of 1999 were $7,777,710, a decrease of $320,071 or 4.0% over EBITDA of $8,097,781 for the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Supertel's growth has been financed through a combination of cash provided from operations and long-term debt financing. Cash provided from operations was approximately $4,996,000 for the first six months of 1999 and $6,146,000 for the first six months of 1998. Supertel requires capital principally for the construction, acquisition and improvement of lodging facilities. Capital expenditures for such purposes were approximately $3,059,000 in the first six months of 1999 and approximately $1,395,000 in the first six months of 1998.

     Long-term debt (excluding current installments of long-term debt) was $46,463,367 at June 30, 1999 and $59,223,649 at December 31, 1998. Supertel's
current installments of long-term debt were $2,104,497 at June 30, 1999 and $2,437,936 at December 31, 1998. Supertel's loan agreements contain certain restrictions and covenants related to, among other things, minimum debt service, maximum debt per motel room, and maximum debt to tangible net worth. At June 30, 1999, Supertel was in compliance with these covenants.

     Supertel's ratio of long-term debt (including current installments) to long-term debt and stockholders' equity was 54.8% at June 30, 1999, compared to 61.9% at December 31, 1998.

Supertel plans to construct/acquire approximately 100-125 motel rooms in 1999 with approximately $3,000,000-$3,750,000 of capital funds necessary to finance such development. Supertel believes that a combination of cash flow from operations, borrowing available under its line of credit, securing new short and long-term facilities and the ability to leverage unencumbered properties will be sufficient to fund scheduled development and debt repayment.

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

       Supertel has completed an assessment of its IT and Non-IT Systems and is in the process of replacing noncompliant systems. Approximately 90% of the systems are believed to be compliant. Supertel expects to have its Y2K compliance plan completed before the end of the third quarter of 1999. Supertel does not have any material suppliers or customers and the Y2K noncompliance of any particular supplier should not materially affect Supertel.

       Supertel has incurred approximately $225,000 of Y2K project expense to date. Future expenses are estimated to include approximately $50,000. Such cost estimates are based upon presently available information and may change as Supertel continues with its Y2K project.

Recent Accounting Pronouncements

       In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective January 1, 2001. Management does not believe adoption of this Statement will have a material impact on Supertel's financial position, results of operations or cash flows.


Item 3 (a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       There has been no material change in Supertel's interest rate exposure subsequent to December 31, 1998.

                            Part II OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K.

     A.   Exhibits

          Financial Data Schedule

     B.   Reports on Form 8-K.

     Supertel filed a Form 8-K dated June 11, 1999 reporting that Humphrey Hospitality and Supertel had entered into an Agreement and Plan of Merger whereby Supertel would merge with and into Humphrey Hospitality. A press release and the Agreement and Plan of Merger were filed as exhibits to the Form 8-K.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        SUPERTEL HOSPITALITY, INC.


                                        By: /s/ Troy Beatty
                                            ---------------------------
                                            Troy Beatty
                                            Chief Financial Officer

DATED this 4th day of August 1999.